Form 10-K405
period 1996-03-31
SPACETEC IMC CORP
filed 1996-07-01
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996         COMMISSION FILE NUMBER: 0-27302

                           SPACETEC IMC CORPORATION
            (Exact name of registrant as specified in its charter)

                                ---------------

    MASSACHUSETTS                              3577                     04-3116697
(State or other jurisdiction        (Primary Standard Industrial     (I.R.S. Employer
of incorporation or organization)   Classification Code Number)    Identification Number)

   THE BOOTT MILL, 100 FOOT OF JOHN STREET, LOWELL, MASSACHUSETTS 01852-1126
          (Address of principal executive offices including zip code)

                                (508) 970-0330
             (Registrant's telephone number, including area code)

                                ---------------

Securities registered pursuant to Section 12 (b) of the Act:


                                                  Name of each exchange
            Title of each class                    on which registered
            -------------------                    -------------------

                    None                                   None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO______
                                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 24, 1996 was: $55,563,480

There were 7,350,708 shares of registrant's Common Stock outstanding as of June 24, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1996 Annual Meeting of Shareholders to be held on September 11, 1996 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of March 31, 1996, are incorporated by reference into Part III of this Form 10-K.

                                    PART I
                               ITEM 1. BUSINESS

GENERAL

     Spacetec IMC Corporation ("Spacetec IMC" or the "Company") was incorporated in Massachusetts in April 1991. The Company's principal executive offices are located at The Boott Mill, 100 Foot of John Street, Lowell Massachusetts, 01852-1126. The Company's main telephone number is (617) 970-0330.

Spacetec IMC is a leading provider of three-dimensional ("3D") interactive motion control input hardware controllers and software systems for use with 3D graphical applications used on workstations and personal computers ("PCs"). Unlike 2D input controllers, such as mice or trackballs, the Company's products are designed to enable a user to intuitively manipulate 3D graphical images in real time as if the user were moving actual objects or moving through actual scenes in the real world. The Company has been selling a UNIX workstation controller and integrated software for use with UNIX computer-aided design, manufacturing and engineering ("CAD/CAM/CAE") applications and 3D visualization and simulation applications since 1991. Since late 1994, the Company has also sold a PC systems controller and integrated software for Microsoft DOS- and Windows- based 3D applications. End-users of these products are found in automotive, aerospace and other manufacturing industries.

The Company believes that 3D user interfaces will become increasingly prevalent in personal computing and other consumer electronics systems within the next several years. Based on the strengths of its proprietary products, the Company's mission is to be the supplier of choice of 3D graphic and digital video user interface solutions. The Company's current products are the Spaceball 2003 and the Spaceball 3003 and associated SpaceWare software for UNIX based workstations, the Spaceball SpaceController and associated SpaceWare software, including the SpaceWare 3D-I Always add-on application software for AutoCAD, for the industrial PC market, and the Spaceball Avenger hand-held 3D controller for 3D PC Consumer game applications. In 1996 the Company began marketing the ergonomically improved, cost reduced version of the Spaceball Avenger, the SpaceOrb 360 for this market. The Company also believes that its technology may be applicable to other 3D markets, including those accessed through PCs, home game and entertainment console systems, arcade game systems, set-top boxes and 3D Internet web site browsers.

INDUSTRY BACKGROUND

     The "user interface," which defines how a user interacts with computers, has evolved dramatically over the past two decades. From the reliance on computer punch cards, to the use of text-based key-stroke commands, to the current use of mouse-operated, 2D graphical user interfaces ("GUIs", such as the Apple Macintosh or Microsoft Windows operating systems), each evolutionary step has increased the user's ease of interaction with the computer. As a result, the practical use of computers has been enhanced, helping to significantly increase the penetration of computers into business and the home.

     It is widely believed that 3D graphics will transform the face of today's popular two-dimensional computing to a more intuitive 3D environment. 3D graphics can create user interfaces that have a "real world" look and feel, resulting in interactive environments that are familiar to users from their everyday lives. This will make the use of a computer more intuitive and practical for a broad group of users, and offer software developers increased design options for their applications.

More powerful and faster microprocessors have become available on a low-cost basis, resulting in a significant increase in the number of computers capable of taking advantage of 3D graphics beyond the traditional workstations. At the same time 3D graphics is gaining acceptance in many markets, including CAD/CAM/CAE, multimedia, animation, graphic arts, simulation, visualization, educational products, presentation and training information, Internet web browsers, and games for PCs and advanced performance console systems.

     The Company's hardware and software products permit the user to interact in 3D graphical or digital video applications on a natural, intuitive, real-time basis, and represent a solution to the need for a more advanced 3D interactive motion control input interface for 3D manipulation and interaction.

COMPANY STRATEGY

     The Company's strategy includes the following key elements:

     INCREASE PENETRATION IN THE INDUSTRIAL MARKET. The Company intends to further its expansion into the growing industrial market for 3D graphics interactive motion control interfaces. The Company also intends to market its products to the emerging industrial multimedia market for authoring, animation and digital video production applications.

     ENTER SELECTED CONSUMER MARKETS. The Company intends to enter selected high volume consumer PC systems and other consumer electronics markets, in order to create a diversified revenue base for the Company and optimize the potential of its proprietary products and technologies.

     FOCUS ON 3D INTERACTIVE MOTION CONTROL SOFTWARE SOLUTIONS. The Company has organized its proprietary software code into a systematic framework (the "SpaceWare A3D-I Framework") in order to simplify and accelerate future development and integration of 3D software applications across industry standard graphical and digital video systems platforms. It is the intent of the Company to build upon the SpaceWare A3D-I Framework through investment in software solutions for optimized interactive motion control which could be applied across hardware platforms, including various input devices beyond the Company's proprietary hardware products.

     MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company will continue to enhance and expand the functionality of its SpaceWare A3D-I Framework software to optimize the intuitive 3D interactive motion control and display speed performance of an application. In addition, the Company will continue to invest in its core component Spaceball PowerSensor hardware input technology to provide additional functionality, improved performance and lower power requirements at a substantially reduced cost of manufacturing, to permit the Company to adapt its software and hardware products to a variety of environments, including video game console systems, set-top boxes and portable computers.

     MAINTAIN AND EXPAND STRATEGIC ALLIANCES. The Company intends to maintain its OEM relationships with IBM and Hewlett-Packard, and has expanded its distribution channels to other platform manufacturers including Digital Equipment and Sun Express. The Company also is exploring future alliances involving licensing of core components and technology to producers of 3D game systems, PCs, 3D graphics boards, game controllers and advanced console game systems. In addition, the Company intends to continue the expansion of its distribution alliances in Europe, Asia and the Pacific Rim.

PRODUCTS

     The Company's products include a line of Spaceball Advanced 3D-I interactive motion control input hardware controllers incorporating the patented Spaceball PowerSensor combined with SpaceWare interfacing and application software designed to optimize 3D interactive motion control in 3D applications or programs.

     SPACEBALL CONTROLLER PRODUCTS. The Company currently manufactures and sells four models of its Advanced 3D-I controllers: the Spaceball 2003 and 3003 for the UNIX-based workstation markets; the Spaceball SpaceController for 3D PC multimedia and CAD applications; and the Spaceball Avenger, being test marketed for the 3D PC consumer games market. The Spaceball 2003 and 3003 and the SpaceController are compact desktop peripheral units, while the Spaceball Avenger is a hand-held unit. The Company has announced plans to commence shipping of the SpaceOrb 360, an ergonomically improved, cost-reduced version of the Spaceball Avenger, in the second quarter of fiscal 1997, and the SpaceOrb 360 Desktop 3D multimedia controller, in the third quarter of fiscal 1997.

     The primary component of the controllers is the Spaceball PowerSensor, which is the shape and size of a tennis ball. The Spaceball PowerSensor permits the user to cause movements of 3D images on the screen, as if the user were holding the 3D graphic image in his or her hand or moving through the 3D graphical scene. In addition, the Spaceball PowerSensor may be used to provide physics control, allowing the application to reflect the forces of gravity, pressure or acceleration as an integral part of the motion control.

     SPACEWARE SOFTWARE PRODUCTS. The Company's SpaceWare Software products provide the link between the Company's Spaceball Advanced 3D-I controllers and the application or title. These products are the SpaceWare A3D-I Interface Software (the "SpaceWare Software") and SpaceWare Application Software (the "Application Software"), of which there are currently two shipping products, the SpaceWare A3D-I Always for DOS and the SpaceWare A3D-I Always for Windows applications for AutoCAD. The Company has announced plans to commence shipping of the SpaceWare AniMotion ("AniMotion") application for 3D Studio Max in July 1996.

     The SpaceWare Software handles the data integration and communications between the controller and the operating environment and application, making the controllers plug-and-play compatible in specific operating environments and platforms. The Company integrates its SpaceWare Software into independent software vendors' applications and titles.

     The SpaceWare 3D-I Always products are add-on applications that enhance the 3D capabilities of AutoCAD, marketed by Autodesk, Inc., by providing real-time interactive 3D designing capability in AutoCAD on the PC platform. The planned AniMotion product is an add-on software application to 3D Studio Max, marketed by Kinetix, a division of Autodesk. In conjunction with the SpaceController, AniMotion is designed to give animators real-time 3D control of objects, cameras and light sources, similar to operating within a live studio environment.

     PANACEA PERFORMANCE GRAPHICS SOFTWARE PRODUCTS. In addition to the above, the Company markets a suite of patented and proprietary display list software drivers, known as the Panacea products, that optimize the graphics display performance of standard PC display systems.

     The Company's plans to commence shipments of new hardware and software products are forward-looking statements. The timing and completion of such plans depends on numerous factors, including the continued technical development of such products; the successful transition of the prototype products to volume production; and the successful development of sufficient market demand for such products. There can be no assurance that any new product introduction will occur as planned, or that such introduction will prove to be of financial benefit to the Company.

MARKETS

     The Company operates in one industry segment: the manufacturing and marketing of real time 3D Interactive Motion Control (IMC) hardware input devices and IMC software for the technical, scientific, and consumer electronics market. The Company addresses markets where it believes the rapid emergence of enhanced performance graphics and digital video technologies, including real-time interactive 3D graphics and full motion digital video, will create a demand for advanced 3D interactive input controllers and performance software. The Company divides the markets it serves into industrial and consumer sectors.

     THE INDUSTRIAL MARKET

     The industrial market is comprised of both UNIX-based workstation systems and PC systems that serve CAD/CAM/CAE market segments as well as other visualization and simulation fields, including science and medicine, and the emerging professional multimedia market segment.

     The CAD/CAM/CAE Market. This market segment consists of numerous applications, including industrial design, manufacturing and analysis, architectural engineering and construction and geographic information systems. The Company's business in this market segment is further divided into UNIX-based workstation and the PC systems applications.

          The UNIX-Based Workstation CAD/CAM/CAE Market. The Company believes that the UNIX-based workstation CAD/CAM/CAE field has adopted real-time interactive 3D graphics as a standard technology approach. The foundations of the Company's business were established in this area of business, and the Company believes that sales to this field will continue to represent a core part of its business in the future.

          The Company serves this market with its Spaceball 2003 and 3003 and Interface Software customized to the leading CAD/CAM/CAE applications, including Parametric Technology Corporation's Pro/Engineer, EDS's Unigraphics, Computervision's CADDS5, Matra Datavision's Euclid3 and Strim100 and Hewlett-Packard's, SolidDesigner. Industrial end users of the Company's products include BMW, Chrysler, Eastman Kodak, Ford, General Dynamics, General Electric, General Motors, Jaguar, John Deere, Lockheed-Martin, McDonnell Douglas, Motorola, Opel, Pratt & Whitney Aircraft, Rockwell, Saab, Siemens, 3M, Toyota, TRW, Volvo, Whirlpool, and Yamaha.

          PC Systems CAD/CAM/CAE Market. Although used for many of the same tasks as high-end UNIX-based workstation applications, PC-based CAD/CAM/CAE applications do not incorporate all of the functionality of UNIX-based applications, but are substantially less expensive. Until recently, PC-based CAD/CAM/CAE applications have been primarily 2D. The Company's products are integrated to work with the PC-based CAD/CAM/CAE applications from Autodesk, Inc., Bentley Systems and Cadkey, Inc., and serves this market with the Spaceball SpaceController input device, its SpaceWare Software customized to the Cadkey and MicroStation applications and the SpaceWare 3D-I Always application software for AutoCAD.

     THE PROFESSIONAL MULTIMEDIA MARKET. The industrial multimedia market spans a broad spectrum of market segments that includes presentation graphics, film and video production, animation creation and authoring programs. The Animotion product will be the Company's initial entry into this market.

     THE CONSUMER MARKET

     The Company believes that the consumer market will present an important opportunity for future sales of the Company's products as high performance graphics on PC and other entertainment systems penetrate the home. The Company is initially targeting those consumer market segments where interactive 3D graphics is already available, or is expected to soon emerge.

     PC-Based Games. The Company believes that the recent successful introduction of several 3D game titles indicates that a demand for enhanced 3D interactive motion control exists in the game marketplace. In 1995, the Company began consumer market testing of these products and introduced its improved version of the Spaceball Avenger, SpaceOrb 360, to the OEM market in January 1996. The Company's input devices are fully supported in Microsoft's game development environment, and its Interface Software has been integrated into several of the recent leading 3D PC games, including Doom and DoomII by id Software, Descent, Descent II, WinDescent, and WinDescent II by Interplay/Parallax, Heretic and Heretic II by Raven Software, Dark Forces by Lucas Arts, Strife by Velocity and Duke Nukem by Apogee Software.

     Console Games and Entertainment. To date, the majority of this market has been served by games and applications which are not capable of supporting interactive 3D graphics, although several manufacturers have recently announced or released products to support interactive 3D. The Company is engaged in preliminary discussions with the leading vendors serving the console video game market to license its technology and provide core components for use with these advanced 32- and 64-bit systems. There can be no assurance that such discussions will result in the Company entering into a definitive agreement with any such companies or that any such agreement entered into will prove to be of financial benefit to the Company.

     Other Potential Markets. The Company is currently exploring potential uses for its products in 3D graphic educational and information markets and in 3D on-line Internet web browsers where easy to use, intuitive and highly interactive 3D user interfaces are being sought. The Company is currently in the process of developing standalone edutainment software titles demonstrating advanced 3D interactivity without requiring the use of the Company's hardware devices. There can be no assurance that such markets may develop for the Company's products or that the Company will pursue opportunities in such markets.

SALES AND MARKETING

     The Company's primary marketing strategy is to aggressively cause its SpaceWare Software to be integrated into the leading industrial and consumer 3D software applications written by independent software vendors ("ISVs").

     The Company has organized its sales and marketing force into two distinct groups to separately address the industrial market and the consumer market. The Company also has a distribution and market development arrangement with Sumisho Electronic Devices Corporation, a wholly owned subsidiary of Sumitomo Corporation, for the development of all its business in Japan.

     The Company sells its 3D workstation controller systems to industrial OEMs, value added resellers ("VARs") and end-users. The Company has OEM product distribution agreements with IBM and Hewlett-Packard, and distribution agreements with Digital Equipment Corporation, Sun Express, Electronic Data Systems Corporation, Accel Graphics as well as other VARs. In addition, the Company sells directly to large end-users in automotive, aerospace and other manufacturing industries. The Company sells its industrial PC controller systems primarily through VARs. In the future, the Company expects to shift the sales mix more towards OEM and distributor channels to take advantage of the larger volumes generally available through these channels.

     The Company intends to reach the consumer marketplace through three channels strategies: (i) retail sell-through, (ii) sales of turnkey product or core components to OEMs, and (iii) technology licensing and component sales to producers of hardware platforms, such as console game systems and PCs. There can be no assurance that the Company will be successful in implementing any of these marketing strategies in the consumer marketplace or in launching any new products into these markets, or that any negotiations with leading manufacturers, OEMs or distributors in this marketplace will be successfully completed on terms favorable to the Company.

TECHNOLOGY

     The Company's proprietary technology has both hardware and software components, reflecting the Company's strategy to offer fully integrated solutions to 3D control requirements.

     HARDWARE TECHNOLOGY

     The core component of the Company's hardware products is the Spaceball PowerSensor. The Spaceball PowerSensor incorporates the Company's patented opto-mechanical multi-axis input technology and patented opto-electronic technology to convert user fingertip pressure and twists to electronic signals. This conversion is accomplished by a combination of patented 3D force and torque converter mechanisms and proprietary optical electronic analog to digital conversion technology.

     In the current controller products offered by the Company, specific product design approaches and features have been developed for each of the different 3D controllers offered by Spacetec IMC to suit specific market needs. All the controllers have built-in programmable capabilities which allow customization of specific functions in an application or title.

     The Company is currently completing development of a new generation of PowerSensor technology which was designed to result in an appreciable reduction in the cost of manufacturing under volume production. The Company anticipates starting volume production of the new technology in the second quarter of fiscal 1997. Such new technology includes a proprietary ASIC chip which incorporates much of the PowerSensor's electronic circuitry. There can be no assurance that unanticipated development issues will not arise with respect to this new technology as the Company initiates volume production.

     SOFTWARE TECHNOLOGY

     While the Spaceball controllers provide the physical hardware input capability for a user, it is the specialized proprietary SpaceWare and application software that provides the life-like motion control as well as the real time interactive display performance in an application or title. The Company's software is divided into the categories described below.

          SpaceWare Software. This software relies on two technologies. The first technology is a set of device drivers that handle the data integration, communications and event handling operations between specific Spaceball controllers and operating systems, and between controllers and applications, making the controllers plug-and-play compatible in various operating environments and platforms. The second technology is a set of callable libraries and routines which perform the complex mathematics that provide the advanced 3D-I motion control capabilities in an application.

          APPLICATION SOFTWARE. In order to simplify and accelerate future development and integration of 3D applications, the Company has organized its proprietary software code into a systematic framework, called the A-3DI Framework. The A-3DI Framework consists of two core categories: IntentWare and TurboWare. IntentWare, which consists of a collection of various library calls and other software routines, translates basic user 3D motion input into user intended motion control over 3D graphical objects or images on the computer screen. TurboWare, which consists of a 3D display list and pipeline which permits optimized 3-D graphical display speed for real time interaction. To date, the Company has released two application software programs, SpaceWare 3D-I Always for AutoCAD DOS and Windows, expects to release AniMotion in the second quarter of fiscal 1997, and is in the process of developing other add-on and standalone applications.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts consist of enhancing the features and performance of its core technologies and applying these enhancements to existing products and the development of new products. The Company's research and development functions are divided into hardware development and software development groups. The software development group is further divided into high-end systems, PC products and consumer product teams.

     The overall goals of the hardware development group are to continually enhance the performance, functionality, built-in features and ease-of-use characteristics of the Company's controllers, while reducing the cost of manufacturing key components. These enhancements are designed to allow the production of PowerSensors that do not have to be spherical and can be made in different sizes, all at a lower cost of manufacturing. An important step in this process has been the streamlining of the Company's electronic circuitry into a proprietary ASIC chip. The Company is also developing new controller products for the edutainment and other segments of the consumer market.

     The overall goals of the software development group are to enhance the features and functionality of SpaceWare software, increase the ease of porting the SpaceWare software to applications on all popular operating systems across all market segments and develop a range of stand-alone or add-on application software, such as 3D-I Always to make interactive 3D more practical and easy to use. Underlying software research and development is the enhancement of the 3D-I Framework supporting the Company's applications software.

     There can be no assurance that the Company will successfully complete the development efforts described above or that these product developments will achieve market acceptance.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights.

     The Company has received eleven patents in the United States, Canada, Australia, Japan, and certain European countries covering its core technology relating to the PowerSensor. The Company further has one issued United States patent and three pending United States patent applications, as well as five pending international patent applications, covering input sensing technology not yet incorporated into the Company's products. The Company has granted a paid-up, perpetual, irrevocable, royalty-free license to its core PowerSensor and graphics controller technologies and certain trademarks to Spatial Systems Ltd. for exclusive use in Australia and New Zealand. The License Agreement expressly permits the Company to authorize OEMs and/or VARs to integrate the

Company's products as components in such third parties' own merchandise and market such merchandise in Australia and New Zealand.

     The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and thus there can be no assurance that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States. No assurances can be given that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. Although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. If the Company is found to be infringing third party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all.

     The Company's SpaceWare Software is protected by copyright laws, which offer only limited protection for the Company's software. However, because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections available for its software.

     In addition to the protection afforded by patent registrations and copyright laws, each employee of the Company has executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company.

MANUFACTURING

     The Company contracts its hardware manufacturing requirements to outside sources and expects to continue to do so in the future. The Company currently uses several United States contractors and one overseas contractor in the People's Republic of China, for its primary manufacturing requirements. Final functional testing, calibration and quality control, as well as final packing and shipping, are performed by the Company. The Company's production engineering and manufacturing staff are responsible for establishing and managing all manufacturing procedures and processes, and for procurement, production planning, quality assurance and quality control of all of the Company's products.

     Generally, standard parts and components are used in the manufacturing of the Company's products with supplies sourced from multiple vendors. To date, the Company has been able to obtain adequate supplies of all components in its products in a timely manner from existing sources.

COMPETITION

     The markets for computer hardware and software are highly competitive and are characterized by continual change and technological improvement. The Company's products currently compete with traditional 2D input devices, such as the mouse, trackball and joystick, and with the dial box, which has been the traditional high precision 3D graphic input device used in the technical and scientific fields. The Company recognizes that the market for 3D input devices and technologies is likely to become more competitive as the volume of 3D applications increases, encouraging more companies to enter the market.

     There are currently several alternative 3D input devices available that provide various degrees of interactive 3D control capabilities. These devices include head positioning trackers and products marketed under the names Flying Mouse, the Bird and the DataGlove. In addition, Logitech Corporation, a leading mouse manufacturer using technology licensed from a German company, has released a product called Magellan with similar broad functionality as the Company's products, but which operates on a different design approach.

     Many developers of alternative 3D input device technologies have substantially greater name recognition and financial, research and development, manufacturing and marketing resources than the Company, and these developers of alternative 3D input device technologies have made and continue to make substantial investments in improving their technologies. In addition, the Company will face competition for the same customers in its markets from both hardware and software companies which may develop products compatible with the Company's hardware and software products. The Company currently competes principally on the basis of product performance, the breadth of product compatibility with existing 3D applications, the speed with which software is developed for new 3D applications, company reputation, relationships with distributors and quality of professional services. To the extent that the Company enters consumer retail markets in the future, the Company anticipates that it will compete on the basis of price in addition to these other factors. While the Company believes it compares favorably with its competitors in these areas, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business and results of operations.

EMPLOYEES

     As of March 31, 1996, the Company had 56 full-time employees and 3 part-time employees, of whom 24 were engaged in research and development, 19 in sales and marketing, 8 in administration and finance and 8 in manufacturing control. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and believes that it has satisfactory employee relations.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                             AGE              POSITION
- ----                             ---              --------

Dennis T. Gain...................53               Director, President, Chief Executive
                                                  Officer and Chairman of the
                                                  Board

Linda S. Linsalata...............51               Director, Chief Financial Officer,
                                                  Senior Vice President of Finance,
                                                  Director of Strategic Planning

John A. Hilton...................36               Senior Vice President, Chief
                                                  Technology Officer - Hardware

James J. Wick....................35               Senior Vice President, Chief
                                                  Technology Officer - Software

Joyce A. Ouellette...............38               Senior Vice President of Sales and
                                                  Marketing

     Each officer's term of office extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

     Dennis T. Gain has been a director of the Company and has served as President and Chief Executive Officer of the Company since its incorporation in 1991. Prior to joining the Company, Mr. Gain was President of Focus North America since 1989 and President of Woolrest North America from 1986 until 1989. Mr. Gain is also a director and stockholder of Spatial Systems Ltd. which is an Australian public company that is a shareholder of the Company. Mr. Gain has a B.E. degree and Post Graduate Associate degree in Metallurgy from the University of Otago, New Zealand and a B. Comm. degree in Finance from the University of Auckland, New Zealand.

     Linda S. Linsalata has been a director of the Company since January 1994 and has served as Chief Financial Officer, Senior Vice President of Finance and Director of Strategic Planning since September 1995 and prior to that, was providing consulting services to the Company since 1992. As a consultant to the Company, she had been acting in the capacity of Chief Financial Officer. Ms. Linsalata was formerly President of Weston Corporate Development. Prior to this, she was a General Partner with I.O.N., an international venture capital firm based in Boston, and a Marketing Manager with International Business Machines, Inc. Ms. Linsalata holds a B.A. degree in mathematics from Vassar College, and an M.B.A. from Harvard University Graduate School of Business.

     John A. Hilton has served as Senior Vice President of Research and Development of the Company since its incorporation in 1991. Mr. Hilton was a director of the Company from April 1991 through January 1994. Prior to joining the Company, Mr. Hilton was Vice President of Research and Development of Spatial Systems Ltd. since 1988, where he developed the core technology used in the Company's advanced 3D-I products. Mr. Hilton holds a B.S. degree in Computer Science, and B.E. and M.E. degrees in mechanical engineering from the University of Sydney, Australia.

     James J. Wick has served as Senior Vice President since September 1995 and Vice President of Software Engineering since April 1993 and prior to that, was the Company's Director of SpaceWare Development and Engineering Services since its incorporation in 1991. Prior to joining the Company, he was a Regional Support Manager of Spatial Systems Ltd. since June 1989. Prior to joining Spatial Systems Ltd., Mr. Wick was Manager of Graphics Development at Polygen Corporation. Mr. Wick holds a B.S. degree in Applied Computer Science from the University of Wisconsin.

     Joyce A. Ouellette has served as Senior Vice President of Sales and Marketing since September 1995 and as Vice President of Sales and Marketing - Commercial Markets since June, 1993. Prior to that, Ms. Ouellette was the Company's Director of Strategic Sales and Director of Channel marketing since incorporation. Prior to 1991, Ms. Ouellette was the Marketing Manager at Spatial Systems Ltd. since July 1990. Prior to joining Spatial Systems Ltd., Ms. Ouellette was Marketing Manager for Digital Techniques Inc. since early mid-1989 and held various industry marketing positions at Prime Computer, Inc. from 1985 through 1989. Ms. Ouellette holds a B.S. degree in Business from North Adams State College.


ITEM 2. PROPERTIES

     The Company's corporate offices are in an approximately 33,300 square foot facility located in Lowell, Massachusetts. The Company occupies the Lowell facility under a Sublease which terminates on July 3, 2000, subject to two successive one year renewal terms at the option of the Company. The Company believes that its existing facilities, together with additional office space available to it pursuant to an option under its Lowell lease, are sufficient to meet its requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     As of March 31, 1996, the Company is not party to any legal proceedings and is not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock commenced trading on December 6, 1995 on the Nasdaq National Market System under the symbol "SIMC". As of June 24, 1996 there were 135 holders of record of the Company's common stock.

     The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market System.

                                                            HIGH                   LOW

     YEAR ENDED MARCH 31, 1996


     Third Quarter (beginning December 6, 1995)             $ 12 3/4               $ 11 1/4
     Fourth Quarter                                         $ 17 1/4               $ 10 1/4

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FISCAL YEAR ENDED MARCH 31,
                                                                  ----------------------------

                                                     1996          1995        1994         1993         1992
                                                     ----          ----        ----         ----         ----
STATEMENT OF INCOME:

Revenues........................................... $8,132        5,536       3,198       $1,920       $1,006

Income from operations.............................    705          686         467          256           26

Net income.........................................    628          526         327          182           26

Net income per share............................... $ 0.10       $ 0.09      $ 0.07       $ 0.07       $ 0.05

Weighted average shares outstanding................  6,562        6,004       4,680        2,545          481



BALANCE SHEET DATA:

Working capital.................................... 17,503        2,142       2,357          823          353

Total assets....................................... 21,108        4,507       3,342        1,195          575

Long term liabilities, less current portion........    320          220          99          255            0

Total stockholders' equity......................... 19,301        3,339       2,667          703          483

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was formed in April 1991, and from its inception through March 31, 1996, has cumulative revenues and net income of $19,793,000 and $1,689,000, respectively, with profitable operations in each quarter.

     Beginning in 1991, the Company has marketed advanced 3D interactive motion control hardware and software products for the industrial CAD/CAM/CAE workstation market. Historically, the Company has generated revenues from sales of bundled hardware and software, and such sales have depended upon prior incorporation of the Company's software into 3D applications developed by independent software vendors ("ISVs"). Product revenues generated by the incorporation of the Company's software into a specific ISV application may lag six to eighteen months after the incorporation activity is completed. The Company also generates revenues from maintenance services, although historically these revenues have been immaterial. In fiscal 1995, the Company launched its first hardware and software products aimed at the industrial PC marketplace. Early in fiscal 1996, the Company began marketing its first stand-alone software product for the PC CAD marketplace, and commenced limited test-marketing of its first consumer product, targeted at PC games. In late fiscal 1996, the Company began marketing the ergonomically improved, cost-reduced version of the consumer product to the OEM marketplace as the initial step into its goal of achieving long-term growth in the consumer sector.

     For reasons of manufacturing and volume efficiencies, the Company contracts all of its hardware manufacturing to outside sources. Primary manufacturing of its products has been through multiple domestic contract manufacturers, with final functional testing and quality control performed by the Company. Late in fiscal 1996, the Company began directing a portion of its manufacturing to offshore contract manufacturers to further reduce the cost of goods through high volume manufacturing.

     The Company utilizes a multi-tiered distribution strategy to reach end-users. The Company's first target customers were domestic users of EDS/Unigraphics, which were sold by the Company's direct sales force. Subsequently, the Company augmented its distribution capabilities by forming OEM relationships with IBM and Hewlett Packard to market its products, and establishing marketing arrangements with major VARs, and master distributors. In fiscal 1995, an international sales department was established to expand the marketing focus to Europe and the Far East. In fiscal 1996, the Company further enhanced its distribution capabilities through marketing and distribution agreements with Digital Equipment Corporation, Sun Express and Access Graphics Europe.

     Research and development comprises both hardware and software activities. Hardware development has focused on creating products utilizing the Company's core hardware technology, but designed for specific end-use markets, and engineering these components to reduce manufacturing costs. This has resulted in products for the workstation, PC and consumer markets, and significant cost reductions in the core technology. In late fiscal 1996, the Company began sampling its new low-cost Eclipse-1 ASIC chip, which is planned for use in its own proprietary controllers, as well as exploring the license of the PowerSensor to manufacturers of computer systems, peripheral devices and console game systems. The primary activity in software development has been the creation of specialized 3D motion control software and software tools to enable the Company's products to be integrated into specific application software, as well as enhancement of the Company's standalone product for the PC CAD marketplace. Software development activities have increased as the number of 3D applications into which the Company's software has been integrated has increased, and as the Company prepares to enter the professional PC multimedia animation market and consumer multimedia edutainment market with 3D interactive software programs.

Costs incurred in the development of new software products are expensed as incurred until technological feasibility has been established, and then capitalized on an individual product basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Since inception through fiscal 1996, the Company has capitalized $867,000 of software development expenditures, which represents approximately 19.4% of the $4,464,000 cumulative research and development expenditures. Amortization expenses since inception through fiscal 1996 were $172,000.

     In this section, the Company makes forward-looking statements, such as statements concerning the expected future revenues, expenses or earnings or concerning projected plans, performance, product development and commercialization. The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any options or statements expressed with respect to future periods or events in any current statement.

     The electronics industry in general, and the markets for the Company's products in particular, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and significant competition. The introduction of products embodying new technologies and the emergence of new industry standards present opportunities for current and potential competitors of the Company to gain market share and can quickly render the Company's products less attractive or obsolete and unmarketable. Within the next year, the Company plans to introduce products designed for the Consumer marketplace. The Company has little experience in marketing its products to consumers. The entry into the Consumer market creates considerable risks for the Company, some of which are outside of the Company's control. Although the Company has been profitable in each year since its inception, there can be no assurance that revenue growth or profitable operations can be sustained on a quarterly or annual basis in the future.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1996 TO THE FISCAL YEAR ENDED MARCH 31, 1995

     Revenues. Revenues increased 46.9% to $8,132,000 for the fiscal year ended March 31, 1996 ("1996 Fiscal Year") from $5,536,000 for the fiscal year ended March 31, 1995 ("1995 Fiscal Year"). This growth represented increased sales to new and existing customers in the domestic marketplace as well as increased sales to international customers. The Company had two customers representing 24.3% and 9.8% of the Company's revenues for the 1996 Fiscal Year as compared to two customers representing 24.3% and 16.8% of sales for the 1995 Fiscal Year. International sales increased 67.8% to $2,913,000 for the 1996 Fiscal Year from $1,736,000 for the 1995 Fiscal Year. In the industrial sector, international sales are expected to continue to increase at a faster rate than the domestic market. Increased revenues reflect, among other factors, the overall growth in the market for 3D software, greater market availability due to the release of new applications in which the Company's software is incorporated, and wider acceptance of the Company's products by end-users.

     Gross Profit. Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties and amortization of capitalized software), increased 42.8% to $5,903,000 for the 1996 Fiscal Year from $4,133,000 for the 1995 Fiscal Year and represented 72.6% and 74.7% of revenues, respectively. The increase in gross profit was primarily due to increases in revenues, as well as reductions in the cost of materials and savings resulting from efficiencies in manufacturing operations. The decrease in gross profit as a percentage of revenues was primarily due to amortization of capitalized software expense amounting to $136,000 for the 1996 Fiscal Year versus $33,000 for the 1995 Fiscal Year. As the Company shifts its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales from consumer products which have lower gross margins, it is expected that the gross profit percentage will continue to decline. This decline should be partially offset by reduced sales and marketing expenses associated with the higher volumes eventually expected to go through these channels.

     Selling and Marketing Expenses. Selling and marketing expenses, which include personnel costs, advertising costs, sales commissions and trade show expenses, increased 57.3% to $2,711,000 for the 1996 Fiscal Year from $1,723,000 for the 1995 Fiscal Year and represented 33.3% and 31.1% of revenues, respectively. During the year the Company added major new distribution agreements with Digital Equipment Corporation and Sun Express, and continued to increase the number of VARs, especially for the PC CAD and Multimedia marketplace. The increase in expenses reflect, among other factors, the expansion of activities in existing markets, investments in market development and sales and marketing infrastructure necessary to penetrate new markets, especially the PC CAD, Multimedia and Consumer markets. The Company does not expect selling and marketing to decline as a percentage of revenues in the fiscal year ending March 31, 1997 due to major expenditures in market awareness, advertising and promotion, product packaging and the hiring of sales and administrative personnel to establish and manage the distribution channels for these markets.

     General and Administrative Expenses. General and administrative expenses, which include the costs of the Company's corporate, finance, human resources and administrative functions, decreased 3.7% to $803,000 for the 1996 Fiscal Year from $834,000 for the 1995 Fiscal Year, and represented 9.9% and 15.1% of sales respectively. This reduction reflects increasing economies of scale in administrative infrastructure, and the reduction of non-recurring financial consulting expenses, and the reduction of legal expenses due to non-recurring costs associated with the settlement of a lawsuit. These expenses are expected to increase in the future reflecting an overall increase in administrative and support activities within the Company, legal fees in connection with distribution and marketing agreements especially for the Consumer marketplace, and other professional fees resulting from becoming a public company.

     Research and Development Expenses. Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and engineering development efforts, increased 89.2% to $1,684,000 for the 1996 Fiscal Year from $890,000 for the 1995 Fiscal Year and represented 20.7% and 16.1% of revenues, respectively. The increase in expenses reflect investments in the personnel necessary to expand software product development, and engineering efforts designed to lower the cost of manufacturing the Company's hardware componentry. Capitalized software costs amounted to $425,000 for the 1996 Fiscal Year in comparison to $269,000 for the 1995 Fiscal Year. The Company plans on continuing to expand the development of software for the consumer as well as the industrial marketplaces, and expects that research and development expenses will continue to increase in the future.

     Provision for Income Taxes. The Company's effective tax rate is 36.1% for the 1996 Fiscal Year versus 31.9% for the 1995 Fiscal Year. The tax rate was below the statutory rate in both years due to tax benefits resulting from research and development credits, which were eliminated at the federal level at the end of June 1995. The Company utilized all carryforwards related to the research and development credit in 1996. While the Company's effective tax rate is expected to increase because of the elimination of the research and development credit, the Company expects that the effective rate will continue to be lower than the statutory rate due to the tax benefit attributed to foreign sales and research and development credits available at the state level.

     COMPARISON OF FISCAL YEAR ENDED MARCH 31, 1995 TO THE FISCAL YEAR ENDED MARCH 31, 1994

     Revenues. Revenues increased 73.1% to $5,536,000 in the 1995 Fiscal Year from $3,198,000 in the year ended March 31, 1994 ("1994 Fiscal Year"). This increase represented increased sales to new and existing customers in the domestic marketplace, as well as an increase in international sales as a result of the establishment of an international sales department. Sales in the 1995 Fiscal Year were favorably impacted by an increase three to eight in the number of applications produced by ISV's in which the Company's software had been integrated. The Company had two customers representing 24.3% and 16.8% of the Company's revenues for the 1995 Fiscal Year as compared to three customers representing 35.3%, 29.1% and 10.2% of revenues for the 1994 Fiscal Year. Although sales to each of these customers declined as a percentage of total revenues, the Company expects that these customers will continue to represent a significant percentage of its revenues for the foreseeable future. International sales increased 205.6% from $568,000 in the 1994 Fiscal Year to $1,736,000 in 1995 Fiscal Year.

     Gross Profit. Gross profit increased 75.8% to $4,133,000 in the 1995 Fiscal Year from $2,351,000 in the 1994 Fiscal Year, primarily due to increases in revenue. As a percentage of revenues, gross profits increased to 74.7% in the 1995 Fiscal Year from 73.5% in the 1994 Fiscal Year, primarily due to reductions in the cost of materials and savings resulting from increased efficiencies in manufacturing operations. Amortization of capitalized software costs amounted to $33,000 and $3,000 in the 1995 Fiscal Year and 1994 Fiscal Year, respectively.

     Selling and Marketing Expenses. Selling and marketing expenses increased 110.4% to $1,723,000 in the 1995 Fiscal Year from $819,000 in the 1994 Fiscal Year, which represented 31.1% and 25.6% of revenues, respectively. The increase in expenses as a percentage of revenues is attributable in part to investments made by the Company in establishing an international sales operation with associated personnel additions. Further, the Company invested in additional sales and marketing personnel and incurred associated promotional and seminar expenses in anticipation of entering new PC-based CAD/CAM/CAE and Consumer markets.

     General and Administrative Expenses. General and administrative expenses increased 49.7% to $834,000 in the 1995 Fiscal Year from $557,000 in the 1994 Fiscal Year, primarily due to the hiring of additional staff during the 1995 Fiscal Year. General and administrative expenses decreased as a percentage of sales to 15.1% in the 1995 Fiscal Year from 17.4% in the 1994 Fiscal Year.

     Research and Development Expenses. Research and development expenses increased 75.2% to $890,000 in the 1995 Fiscal Year from $508,000 in the 1994 Fiscal Year, and increased as a percentage of revenues to 16.1% in the 1995 Fiscal Year from 15.9% in the 1994 Fiscal Year. This increase in expenses was primarily due to additions in the Company's development personnel during the 1995 Fiscal Year, reflecting continued investment in software product development for the workstation market, and software and hardware development for the PC and Consumer markets. Capitalized development costs amounted to $269,000 in the 1995 Fiscal Year and $173,000 in the 1994 Fiscal Year.

     Provision for Income Taxes. The Company's effective tax rate was 31.9% for the 1995 Fiscal Year and 32.2% for 1994 Fiscal Year. The effective tax rate was below the statutory rate for both fiscal years due to research and development tax credits. In 1994 the Company adopted SFAS No. 109, Accounting for Income Taxes. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

QUARTERLY OPERATING RESULTS

     The following table sets forth certain consolidated quarterly financial information of the Company, for the 1995 Fiscal Year and 1996 Fiscal Year. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing in Item 8. Financial Statements and other Supplementary Data.

                                                                               Three Month Period Ended

                                                      June 30,   Sept 30,  Dec 31,  Mar 31, June 30,  Sept 30,  Dec 31,  Mar 31,
                                                        1994       1994     1994     1995     1995      1995      1995     1996
                                                        ----       ----     ----     ----     ----      ----      ----     ----
                                                                         (in thousands, except per share data)

 Revenues.......................................      $1,192     $1,100   $1,336   $1,908   $1,786    $2,030    $2,047   $2,269

 Gross Profit...................................         855        866    1,002    1,410    1,391     1,429     1,496    1,587

 Income from operations.........................         285        158      161       82      225       195       216       71

 Net income.....................................        $199       $123     $127      $77     $151      $134      $178     $167

 Net income per common share....................       $0.03      $0.02    $0.02    $0.01    $0.03     $0.02     $0.03    $0.02

     The Company expects that it will continue to experience fluctuations in its quarterly operating revenues and gross profit. This variability has been caused by factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of OEM and direct sales to end-users.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has funded its operations and capital expenditures primarily through cash generated from operations and the proceeds of equity financing arrangements. As of March 31, 1996 the Company had cash and cash equivalents and available-for-sale securities of $16,037,000 and working capital of $17,503,000 versus $1,507,000 and $2,142,000 at March 31, 1995. The Company
has no outstanding line of credit or other indebtedness for borrowed money. For the year ending March 31, 1996, the Company had a positive cash flow of $452,000 from operating activities. The principal factors contributing to this operating cash flow were net income of $628,000, non-cash expenses of $557,000 for depreciation and amortization, and an increase in accounts payable and accrued expenses of $599,000. These factors were partially offset by an increase in accounts receivable of $910,000, an increase in inventories of $215,000, and an increase in prepaid and other assets of $288,000. As the Company enters the consumer marketplace, it expects that there will be a significant increase in inventories on a quarterly basis to meet the seasonality requirements of this market. As a consequence, the Company has committed to purchase material amounts of inventory to meet anticipated sales.

     The Company used $15,308,000 in investing activities during the 1996 Fiscal Year. The Company's primary investing activities during the 1996 Fiscal Year were the purchase of investment securities which consisted primarily of $14,120,000 of government securities and short-term capital market assets, $633,000 for the purchase of property and equipment, and $425,000 of capitalized software development. The Company anticipates that capital expenditures for the fiscal year ending March 31, 1997 ("1997 Fiscal Year") will exceed capital expenditures for the 1996 Fiscal Year, but it has no commitments or specific plans for any significant capital expenditures, other than property and equipment associated with the hiring of additional staff and investing in tooling for low cost, high volume manufacturing.

     During the 1996 Fiscal Year, the Company generated $17,250,000 from financing activities which primarily consisted of the proceeds from the issuance of Common Stock to the public. The proceeds were offset by $1,207,000 paid to the underwriters of the public offering, $709,000 of offering costs, $65,000 to repay a line of credit incurred by Panacea, and $3,000 to repay capital lease obligations.

     The Company believes that the proceeds from the sale of its Common Stock, together with existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements though the end of its fiscal year ending March 31, 1998. Substantial funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness to enter the PC Multimedia and Consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. In addition, the Company may consider potential acquisitions of technologies and businesses complementary to the Company's business. There are no present agreements or commitments with respect to any such acquisition; however, any such transaction may affect the Company's future capital needs.

     The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, the response of competitors to the products based on the Company's technology, and capital necessary for potential acquisitions. Changes in technology or a growth of sales beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                    PAGE(S)
                                    -------

Report of Independent Auditors..........................................................    24

Consolidated Balance Sheets as of March 31, 1996 and 1995...............................    25

Consolidated Statements of Income for the years ended March 31, 1996, 1995, and 1994....    26

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995,
      and 1994..........................................................................    27

Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995, and 1994    28

Notes to Consolidated Financial Statements..............................................    29

                Financial statement schedules have been omitted
               since they are not required or are not applicable

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Spacetec IMC Corporation


We have audited the accompanying consolidated balance sheets of Spacetec IMC Corporation as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spacetec IMC Corporation at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.


                                              Ernst & Young LLP

 Boston, Massachusetts
 May 30, 1996

                           Spacetec IMC Corporation
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                                                          March 31,
                                                                                               ---------------------------------
                                                                                                      1996                 1995
                                                                                               ---------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                                    $      417          $         7
   Securities available-for-sale                                                                    15,620                1,500
   Accounts receivable, less allowance for doubtful accounts of $80
   and $10 at March 31, 1996 and 1995, respectively                                                  2,112                1,272
   Inventories                                                                                         409                  194
   Prepaid expenses                                                                                    260                   62
   Receivable from employees and officer                                                                72                    5
   Deferred income taxes                                                                               100                   50
                                                                                               ---------------------------------
               Total current assets                                                                 18,990                3,090

Furniture and equipment, net of accumulated depreciation of $373 and $111
   at March 31, 1996 and 1995, respectively                                                            870                  499
Intangible assets, net of accumulated amortization of $303 and $144
   at March 31, 1996 and 1995, respectively                                                            516                  498
Software development costs, net of accumulated amortization of $172
   and $36 at March 31, 1996 and 1995, respectively                                                    695                  406
Other assets                                                                                            37                   14
                                                                                               ---------------------------------
                                                                                                     2,118                1,417
                                                                                               ---------------------------------
Total assets                                                                                    $   21,108          $     4,507
                                                                                               =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                        $    1,475          $       829
   Deferred revenue                                                                                     12                   51
   Line of credit                                                                                      -                     65
   Current portion of obligation under capital lease                                                   -                      3
                                                                                               ---------------------------------
               Total current liabilities                                                             1,487                  948

Deferred income taxes                                                                                  320                  220

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized
        at March 31, 1996                                                                              -                    -
   Convertible Preferred Stock, $0.10 par value;  0 and 2,075,954 authorized shares at March 31, 1996 and 1995, respectively:
            Series A; 1,262,001 shares issued and outstanding at March 31, 1995                        -                    126
            Series B; 813,953 shares issued and outstanding at March 31, 1995                          -                     81
   Common stock, voting, $.01 par value; 20,000,000 authorized shares;
         7,240,908 and 574,000 shares issued and outstanding at March 31,
         1996 and 1995, respectively                                                                    72                    6
   Class B Common Stock, non-voting, no par value; 0 and 415,000 authorized shares at March 31, 1996 and 1995, respectively; 395,000 shares issued
         and outstanding at March 31, 1995                                                             -                    114
    Additional paid-in capital                                                                      17,540                1,951
    Retained earnings                                                                                1,689                1,061
                                                                                               ---------------------------------
          Total shareholders' equity                                                                19,301                3,339
                                                                                               ---------------------------------
Total liabilities and shareholders' equity                                                      $   21,108            $   4,507
                                                                                               =================================

                            See accompanying notes

                           Spacetec IMC Corporation
                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                      Year Ended March 31,
                                                ----------------------------------------------
                                                           1996           1995           1994
                                                ----------------------------------------------
Revenues                                          $      8,132   $      5,536   $      3,198
Cost of revenues                                         2,229          1,403            847
                                                ----------------------------------------------
          Gross profit                                   5,903          4,133          2,351

Operating expenses:
   Selling and marketing                                 2,711          1,723            819
   General and administrative                              803            834            557
   Research and development                              1,684            890            508
                                                ----------------------------------------------
              Total operating expenses                   5,198          3,447          1,884
                                                ----------------------------------------------

Income from operations                                     705            686            467

   Interest income                                        (278)           (95)           (26)
   Interest expense                                        -                9             11
                                                ----------------------------------------------
Income before income taxes                                 983            772            482

Income tax provision                                       355            246            155
                                                ----------------------------------------------
Net income                                        $        628   $        526   $        327
                                                ==============================================
Net income per share                              $       0.10   $       0.09   $       0.07
                                                ==============================================
Weighted average common shares outstanding               6,562          6,004          4,680
                                                ==============================================

                            See accompanying notes

                           Spacetec IMC Corporation
                   Consolidated Statements of Shareholders' Equity
                     (in thousands, except per share data)

                                               Series A             Series B
                                            Preferred Stock      Preferred Stock       Common Stock
                                         -------------------    -----------------  -------------------
                                           Shares    Amount      Shares   Amount     Shares    Amount
                                         -------------------    -----------------  -------------------
Balance at March 31, 1993                 1,100,001  $  110         -     $  -       435,000    $   4
  Issuance of Series B Preferred Stock,
   net of interest paid on convertible
   debenture of $15 and issuance
   costs of $98                                 -       -       813,953       81         -        -
  Issuance of Common Stock                      -       -           -        -       115,000        1
  Repurchase and retirement of Common
   Stock                                        -       -           -        -       (25,000)     -
  Net income                                    -       -           -        -           -        -
                                          ------------------    -----------------  -------------------
Balance at March 31, 1994                 1,100,001     110     813,953       81     525,000        5
  Issuance of Series A Preferred Stock
   upon exercise of options                 162,000      16         -        -           -        -
  Issuance of Class B Common Stock upon
   exercise of options                          -       -           -        -           -        -
  Repurchase and retirement of Common
   Stock                                        -       -           -        -        (1,000)     -
  Issuance of Common Stock in exchange
   for shares of Panacea, Inc.                  -       -           -        -        50,000        1
  Net income                                    -       -           -        -           -        -
                                          ------------------    -----------------  -------------------
Balance at March 31, 1995                 1,262,001     126     813,953       81     574,000        6
  Issuance of Common Stock upon public
   offering, net of underwriters'
   discount and issuance costs of
   $1,207 and $709, respectively                -       -           -        -     1,725,000       17
  Conversion of Preferred Stock and
   Class B Common Stock upon public
   offering                              (1,262,001)   (126)   (813,953)     (81)  4,941,908       49
  Net Income                                    -       -           -        -           -        -
                                          ------------------    -----------------  -------------------
Balance at March 31, 1996                       -     $ -           -      $ -     7,240,908    $  72
                                          ==================    =================  ===================

                                                Class B
                                             Common Stock     Additional                 Total
                                          ------------------   Paid-in     Retained   Shareholders'
                                           Shares    Amount    Capital     Earnings     Equity
                                          ------------------  ----------  ----------- -------------
Balance at March 31, 1993                  350,000    $  97     $   284      $  208       $   703
  Issuance of Series B Preferred Stock,
   net of interest paid on convertible
   debenture of $15 and issuance
   costs of $98                                -        -         1,571         -           1,652
  Issuance of Common Stock                     -        -           -           -               1
  Repurchase and retirement of Common
   Stock                                                            (16)                      (16)
  Net income                                   -        -           -           327           327
                                          ------------------  ----------  ----------- -------------
Balance at March 31, 1994                  350,000       97       1,839         535         2,667
  Issuance of Series A Preferred Stock
   upon exercise of options                    -        -            42         -              58
  Issuance of Class B Common Stock upon
   exercise of options                      45,000       17         -           -              17
  Repurchase and retirement of Common
   Stock                                       -        -           -           -             -
  Issuance of Common Stock in exchange
   for shares of Panacea, Inc.                 -        -            70         -              71
  Net income                                   -        -           -           526           526
                                          ------------------  ----------  ----------- -------------
Balance at March 31, 1995                  395,000      114       1,951       1,061         3,339
  Issuance of Common Stock upon public
   offering, net of underwriters'
   discount and issuance costs of
   $1,207 and $709, respectively               -        -        15,317         -          15,334
  Conversion of Preferred Stock and
   Class B Common Stock upon public
   offering                               (395,000)    (114)        272         -             -
  Net Income                                   -        -           -           628           628
                                          ------------------  ----------  ----------- -------------
Balance at March 31, 1996                      -      $ -       $17,540      $1,689       $19,301
                                          ==================  ==========  =========== =============

                            See accompanying notes

                           Spacetec IMC Corporation
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                YEAR ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                            1996      1995      1994
                                                                      -------------------------------

OPERATING ACTIVITES
Net income                                                              $    628  $    526  $    327
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                             557       189        53
   Deferred income taxes                                                      50        90        80
Changes in operating assets and liabilities:
    Accounts receivable, net                                                (840)     (436)     (485)
    Inventories                                                             (215)      (59)      (12)
    Prepaid expenses and other assets                                       (221)      (57)        1
    Due from employees and officer                                           (67)        1        (5)
    Accounts payable and accrued expenses                                    598       130       339
    Deferred revenue                                                         (39)       51       -
                                                                      -------------------------------
Net cash provided by (used in) operating activities                          451       435       298
INVESTING ACTIVITIES
Purchase of securities available-for-sale                                (14,120)     (500)   (1,000)
Purchase of furniture and equipment                                         (633)     (255)     (108)
Purchase of intangible assets                                               (129)     (452)      (45)
Software development costs                                                  (425)     (269)     (173)
                                                                      -------------------------------
Net cash provided by (used in) investing activities                      (15,307)   (1,476)   (1,326)
FINANCING ACTIVITIES
Proceeds from shareholder for previously issued stock                        -         -          36
Proceeds from issuance of Common stock                                    17,250       -           1
Underwriters' discount                                                    (1,207)      -         -
Offering costs                                                              (709)      -         -
Proceeds from issuance of Class B Common Stock                               -          17       -
Proceeds from issuance of Preferred stock                                    -          58     1,402
Payments to aquire Common stock                                              -         -         (16)
Repayment of line of credit                                                  (65)      -         -
Repayment of capital lease obligation                                         (3)       (5)       (3)
                                                                      -------------------------------
Net cash provided by (used in) financing activities                       15,266        70     1,420
                                                                      -------------------------------
Net increase in cash and cash equivalents                                    410      (971)      392
Cash and cash equivalents at beginning of period                               7       978       586
                                                                      -------------------------------
Cash and cash equivalents at end of period                              $    417  $      7  $    978
                                                                      ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income taxes paid                                                      $    220  $    242  $    -
                                                                      ===============================
 Interest paid                                                          $     15  $      9  $     15
                                                                      ===============================

                            See accompanying notes

                           Spacetec IMC Corporation

                  Notes to Consolidated Financial Statements

                      Years Ended March 31, 1996 and 1995

1.   ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Spacetec IMC Corporation (the "Company") and its wholly-owned subsidiary, Panacea, Inc. ("Panacea"). Upon consolidation, all significant intercompany accounts have been eliminated. Effective March 31, 1996, the Board of Directors of the Company approved a merger of Panacea into the Company.

DESCRIPTION OF BUSINESS

The Company is a Massachusetts corporation, organized in April 1991. The Company manufactures and markets three dimensional ("3D") interactive motion control input hardware controllers and integration software for the industrial CAD/CAM/CAE and consumer markets in the domestic and international arenas.

REVENUE RECOGNITION

The Company accounts for software revenue in accordance with Statement of Position 91-1, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. Specifically, revenue from licenses to end-users is recognized upon product shipment, provided post-sale vendor obligations are insignificant. If vendor obligations are significant, revenue is deferred until the obligations are fulfilled. Revenue from maintenance agreements is recognized ratably over the term of the agreement.

The Company provides customers with a twelve month warranty from the date of sale. Estimated warranty obligations are provided at the time of sale of the Company's products based on historical and anticipated warranty costs. Warranty costs during 1996, 1995 and 1994 were immaterial. The Company provides no exchange rights for unsold software, price protection or upgrade policies to foreign and domestic resellers.

                           Spacetec IMC Corporation

1.   ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured.

Technological feasibility is defined as the establishment of a working prototype or a detail program design. Amortization of software development costs is the greater of the amount computed using (i) the ratio of current gross revenues to the total of current and anticipated future gross revenues of each product or
(ii) the straight-line method over the expected useful life of the product, which generally does not exceed three years. Amortization of software development costs in 1996, 1995 and 1994 were approximately $136,000, $33,000 and $3,000, respectively, and are included in cost of sales.

RISKS AND UNCERTAINTIES

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, securities available-for-sale and trade receivables. Cash equivalents and securities available-for-sale consist of temporary investments in money market funds with maturity dates of three months when purchased and treasury notes backed by the U.S. government with maturity dates of six months when purchased, respectively, and have limited credit exposure.

Concentrations of credit risk with respect to trade receivables arise as a significant portion of the Company's customer base is comprised of high technology manufacturers. The Company had three customers representing 35% and 29% and 10% of 1994 sales, two customers representing 24% and 17% of 1995 sales and two customers representing 24% and 10% of 1996 sales. Although the Company's exposure to credit risk associated with nonpayment by high technology manufacturers is affected by conditions or occurrences within the high technology industry, trade receivables from the high technology manufacturers were current at March 31, 1996. The Company's losses related to the collection of trade accounts receivable amounted to $27,000 in 1996 and were immaterial in 1995 and 1994.

Significant Estimates and Assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions by management affect the Company's allowance for doubtful accounts, reserve for

                           Spacetec IMC Corporation

1.   ACCOUNTING POLICIES (CONTINUED)

inventory obsolescence and certain accrued expenses. Actual results could differ from those estimates.

SECURITIES AVAILABLE-FOR-SALE

Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No., 115, OAccounting for Certain Investments in Debt and Equity Securities" (OSFAS No. 115O). SFAS No. 115 established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities must be classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are carried at amortized cost basis. Trading securities are carried at fair value with unrealized gains and losses included in the determination of net income. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders' equity. At the date of adoption, all of the Company's investments were recorded at cost which approximated fair value. All of the Company's investments have been classified as available-for-sale securities at March 31, 1996 and March 31, 1995. These securities consist principally of debt securities maturing within one year or less. The estimated fair value of the securities approximated cost. The adoption of SFAS No. 115 had no material impact on the Company's financial position.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first in, first out (FIFO) method.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated on the basis of cost and are depreciated and amortized over the estimated useful lives by the straight-line method. Depreciation is generally computed based on useful lives of five to seven years for furniture and fixtures and office equipment, three to seven years for trade show equipment and three to five years for computer equipment.

INTANGIBLE ASSETS

Intangible assets consist of acquired technology, patents, non-compete agreements and goodwill. Acquired technology and patents are amortized on a straight-line basis over a five-year period. Non-compete agreements pertain to payments in fiscal 1995 of $325,000 to certain former employees of Panacea. These payments are being amortized over the terms of the respective agreements, which are one and five years. Goodwill is being amortized on a straight line basis over seven years.

                           Spacetec IMC Corporation

1.   ACCOUNTING POLICIES (CONTINUED)

On an ongoing basis, management reviews the carrying value and period of amortization of goodwill. During this review process, the Company reevaluates the assumptions used in determining the original cost of acquired businesses and related goodwill. Although the assumptions used may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the carrying value of goodwill based upon events or circumstances which have occurred since acquisition.

INCOME TAXES

Effective April 1, 1995, the Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

STOCK BASED COMPENSATION

The Company grants stock option for a fixed number of shares to employees and consultants with an exercise price equal to the Fair Market Value of the shares at the date of grant. The Company accounts for stock based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so.

NET INCOME PER SHARE

Net income per share is computed using net income and the weighted average number of common and dilutive common stock equivalent shares. Common stock equivalents are attributable to stock options determined using the treasury stock method and convertible preferred shares assuming conversion at the date of issuance. Primary and fully diluted pro-forma net income per share are the same for all periods presented.

RECLASSIFICATIONS

Certain amounts in the financial statements for the year ended March 31, 1995 and 1994 have been reclassified to conform with 1996 classifications.

                           Spacetec IMC Corporation

2.   ACQUISITION

On January 1, 1995, the Company issued 50,000 shares of its Common Stock to a former shareholder of Panacea in exchange for all outstanding shares of Panacea. This transaction has been accounted for as a purchase. The fair value of the issued shares totaled $71,000 and has been allocated to the fair market value of the assets acquired and liabilities assumed with any excess applied to goodwill (approximately $23,000). The results of operations of Panacea has been included in the consolidated financial statements from the date of acquisition. During the year ended March 31, 1996, the Company adjusted the purchase price by approximately $48,000 for liabilities that were underestimated at the date of acquisition.

3.  INVENTORIES

Inventories consist of the following:

                                                       MARCH 31,
                                                  1996           1995
                                              ---------------------------
                                                    (in thousands)
Materials                                        $190            $145
Work-in-process                                   136              26
Finished goods                                    123              43
                                              ---------------------------
                                                  449             214
Less reserve for obsolescence                    (40)            (20)
                                              ---------------------------
                                                 $409            $194
                                              ===========================

4.   LINE OF CREDIT

Panacea had a demand line of credit of $75,000 with a bank under a revolving credit agreement which the Company terminated in fiscal 1996 upon repayment of the balance outstanding at March 31, 1995.

                            Spacetec IMC Coporation

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                    MARCH 31
                                            ---------------------------
                                                1996          1995
                                            ---------------------------
                                                 (in thousands)
Trade payables                                $1,124          $456
Commission and royalties                         247           132
Accrued compensation                              -            263
Income taxes                                      80          (22)
Other                                             24           -
                                            ---------------------------
                                              $1,475          $829
                                            ===========================

6.   COMMITMENTS

OPERATING LEASES

The Company leases an automobile, various office equipment and certain office space under various agreements which expire through the fiscal year 2001. The agreement pertaining to office space is subject to rent escalation clauses. Future minimum lease payments under these noncancelable operating lease agreements are as follows:

               1997                           $   225,000
               1998                               266,000
               1999                               283,000
               2000                               282,000
               2001                                71,000
                                            ---------------

                                              $ 1,127,000
                                            ===============

Rent expense for the year ended March 31, 1996, 1995 and 1994 amounted to approximately $136,000, $79,000 and $47,000, respectively.

ROYALTY AGREEMENTS

In May 1991, the Company entered into a royalty agreement (the "Agreement") with a shareholder of the Company. Pursuant to the Agreement, the Company is obliged to pay one-half of one percent of all net revenues received by the Company with respect to technology covered by certain existing patents which relate to the Company's hardware products. The Agreement will remain in effect until the last of such patents expires.

                           Spacetec IMC Corporation

6.  COMMITMENTS (CONTINUED)

Pursuant to the acquisition of Panacea (Note 2), the Company is obligated to pay royalties on net revenues received by the Company with respect to certain technology acquired from Panacea.

The Company incurred royalty expenses of approximately $67,000, $24,000 and $12,000 under these agreements in fiscal years 1996, 1995 and 1994, respectively.

7.   SEGMENT INFORMATION AND EXPORT SALES

The Company operates in one industry segment: the manufacturing and marketing of real time 3D Interactive Motion Control (IMC) hardware input devices and IMC software for the technical, scientific, and consumer electronics market. International sales, as a percentage of total sales, were approximately 36%, 31% and 18% for the years ended March 31, 1996, 1995 and 1994, respectively.

8.   INCOME TAXES

The provision for income taxes consists of the following:

                           YEARS ENDED MARCH 31
                     -----------------------------------
                         1996      1995         1994
                     -----------------------------------
                       DEFERRED     LIABILITY METHOD
                         METHOD
                              (in thousands)
Currently payable:
  Federal                 $265     $132         $ 65
  State                     40       24           10
                     -----------------------------------
                           305      156           75
Deferred:
  Federal                   42       68           68
  State                      8       22           12
                     -----------------------------------
                            50       90           80
                     -----------------------------------
                          $355     $246         $155
                     ===================================

                           Spacetec IMC Corporation

8.   INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                   YEARS ENDED MARCH 31
                                               ----------------------------
                                                   1996     1995     1994
                                               ----------------------------
Tax at federal statutory rate                     34.0%    34.0%    34.0%
State taxes, net of federal benefit                6.3      6.3      6.3
Research and development credits                  (4.7)    (8.4)    (8.5)
Other, net                                          .5        -       .4
                                               ----------------------------

                                                  36.1%    31.9%    32.2%
                                               ============================

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         MARCH 31
                                               ----------------------------
                                                   1996             1995
                                               ----------------------------
                                                      (in thousands)
Deferred tax liabilities:
 Software development costs                        $274             $152
 Patents                                             79               46
 Tax over book depreciation                          17               22
 Uniform capitalization                             (16)               -
 Covenant not to compete                            (31)               -
 Other                                               (3)               -
                                               ----------------------------
Total deferred tax liabilities                     $320             $220
                                               ============================


Deferred tax assets:
 Allowance for doubtful accounts                    $32               $4
 Inventory obsolescence reserve                      31               25
 Book over tax accrual                               37               21
                                               ----------------------------
Total deferred tax assets                          $100              $50
                                               ============================

                           Spacetec IMC Corporation

9.   NON CASH INVESTING AND FINANCING ACTIVITIES

                                             YEARS ENDED MARCH 31,
                                        -----------------------------
                                          1996       1995       1994
                                        -----------------------------
                                                (in thousands)
Issuance of Preferred Stock upon
  conversion of debenture                                      $250
                                                            =========
Acquisition of Panacea, Inc. in
  for common stock                                    $71
                                                   =========
Adjustment of Panacea, Inc.
  purchase price                          $48
                                       =========


10.  RELATED PARTY TRANSACTIONS

During the fiscal years 1996, 1995, and 1994, the Company sold its products to Spatial Systems, Limited, a shareholder of the Company whose Chairman is also a Director of the Company. Sales to Spatial Systems, Limited for the years ended March 31, 1996, 1995, and 1994, amounted to approximately $140,000, $110,000, and $25,000, respectively. Accounts receivable at March 31, 1996 and 1995 from Spatial Systems Limited were approximately $79,000 and $28,000, respectively.

11.  CAPITAL STOCK

The Company's authorized capital included 1,262,001 shares of Series A Preferred Stock, par value $0.10 ("Series A Preferred"); 813,953 shares of Series B Preferred Stock, par value $0.10 ("Series B Preferred"); 2,900,000 shares of Class A Common Stock, voting, no-par value ("Class A Common"); and 415,000 shares of Class B Common Stock, non-voting, no-par value ("Class B Common").

On March 31, 1995, the Board of Directors approved a two-for-one stock split in the form of a dividend to Class A Common shareholders on record on March 31, 1995. Also, on October 6, 1995, shareholders approved an amendment to the Company's Articles of Organization to (I) auth- orize 8,500,000 shares of Common Stock, $0.01 par value ("Common Stock"); (ii) convert each outstanding share of Class A Common to a share of Common Stock; (iii) eliminate the authorized shares of Class A Common and (iv) to provide for the automatic conversion of each share of nonvoting Class B Common Stock to two shares of Common Stock and eliminate the authorized shares of Class B Common Stock upon the CompanyOs initial public offering. All references to capital stock, shares and per share amounts have been restated to retroactively reflect the stock split and terms of the amendment.

                           Spacetec IMC Corporation

11.  CAPITAL STOCK (CONTINUED)

In September 1995, the Company's Board of Directors approved an amendment to the articles of organization to replace the authorized capital stock with 20,000,000 shares of common stock, $0.01 par value and 1,000,000 shares of preferred stock, $0.01 par value. This amendment was approved by the CompanyOs shareholders on October 6, 1995 and became effective at the closing of the Company's initial public offering.

Concurrent with the effective date of the Company's public offering, each share of the Company's Series A Preferred and Series B Preferred Stock automatically converted into two shares of the Company's Common stock and the authorized shares associated with the Series A and B Preferred Stock were eliminated. In December 1995, the Company completed its initial public offering in which 1,725,000 shares of common stock were sold at a per share price of $10. Net proceeds, after deduction of $1,916,000 for underwriters' fees and other offering costs, amounted to $15,334,000.

12.  STOCK OPTIONS

Options to purchase 162,000 shares of Series A Preferred and 40,000 shares of Class B Common Stock were issued in fiscal 1992 at a purchase price of $0.36 per share. Options to purchase 20,000 shares of Class B Common were issued in fiscal 1993 at a purchase price of $0.54 per share. All options were exercisable immediately and due to expire in December 1994. All outstanding options to purchase shares of Series A Preferred and 45,000 options to purchase shares of Class B Common were exercised during fiscal 1995. The remaining 15,000 options to purchase shares of Class B Common expired in December 1994.

Options to purchase 50,000 shares of Common Stock were issued in fiscal 1993 at a purchase price of $0.50 per share. These options vest ratably over a 5 year period and are due to expire in August 2003. No options were exercised during 1994, 1995 or 1996.

In September 1995, the Company approved a Director Stock Option Plan in which all directors who are not employees of the Company (the "Eligible Directors") participate. The Company has reserved for issuance 75,000 shares of common stock under the Director Plan. Options under the Director Plan will be automatically granted upon initial election or reelection of Eligible Directors, commencing with the Company's 1996 annual meeting of stockholders. Each Eligible Director receives an option to purchase 2,000 shares of common stock for each year of the term of office to which the director is elected (6,000 shares for election to a three-year term of office). In addition, upon the election of an Eligible Director other than at an annual meeting, such director is automatically granted an option to purchase 2,000 shares of common stock for each year of portion thereof of the term of office to which he or she is elected. Options become exercisable with respect to 2,000 shares on the date of grant and on each annual meeting date following the date of grant, so long as the optionee is then a director of the Company. The options have a term of ten years and en exercise price equal to the fair market value of the common stock on the date of grant.

                           Spacetec IMC Corporation

12.  STOCK OPTIONS (CONTINUED)

The Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") was readopted by the Board of Directors on September 29, 1995. The 1993 Plan authorized the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's") and non-qualified stock options for the purchase of an aggregate of 1,600,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to employees of the Company and, in the case of non-qualified stock options, to consultants of the Company or any Affiliate (as defined in the 1993 Plan) capable of contributing to the Company's performance. Grants of options under the 1993 Plan and all questions of interpretation with respect to the 1993 Plan are determined by a committee appointed by the Board of Directors of the Company. The Board of Directors has appointed the Compensation Committee (the "Committee") to administer the Plan.

The purchase price per share of stock deliverable upon the exercise of a stock option is determined by the Board of Directors provided that the exercise price be at least 100% (incentive) and 50% (nonstatutory) of the fair market value of the stock at the time of grant. Each option granted under the Plan is exercisable either in full or in installments as set forth in each recipient's option agreement. All options expire ten years after the date of grant.

The following schedule summarizes the activity of the 1993 Plan. At March 31, 1996, there were 162,800 options exercisable, and there were 799,950 available for grant.

                                                            NUMBER OF SHARES                EXERCISE
                                                                                              PRICE
                                                       INCENTIVE    NONQUALIFIED            PER SHARE
                                                     ----------------------------------------------------
Outstanding at March 31, 1994
 Granted                                               83,000          50,000             $0.05 - $1.00
                                                     ----------------------------------------------------
Outstanding at March 31, 1995                          83,000          50,000              0.05 -  1.00
 Granted                                              664,550          44,000              2.84 - 11.00
 Terminated                                           (21,500)           -                      -
                                                     ----------------------------------------------------

Outstanding at March 31, 1996                         726,050          94,000            $0.05 - $11.00
                                                     ====================================================

13.  EMPLOYEE STOCK PURCHASE PLAN

In September 1995, the Company approved an Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of common stock at a discount from fair market value. There are 100,000 shares of common stock reserved for issuance under the Purchase Plan. To date, no shares of common stock have been issued under the Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Rights to purchase common stock under the Purchase Plan are granted at

                           Spacetec IMC Corporation

13.  EMPLOYEE STOCK PURCHASE PLAN  (CONTINUED)

the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when stock may purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates on September 29, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for September 11, 1996 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption, "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)   1.  FINANCIAL STATEMENTS

               The financial statements are listed under Item 8 of this report.

      2.   FINANCIAL STATEMENT SCHEDULES

               The financial statement schedules are listed under Item 8 of this report.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

(C)  EXHIBITS

Number             Footnote            Description
- --------------------------------------------------------------------------------
  3.1                     1            Restated Articles of Organization.

  3.3                     2            Restated By-Laws of Registrant.

  4.1                     3            Specimen certificate for shares of Common
                                       Stock of the Registrant.

 10.1                     3            Amended and Restated Stock Option Plan.

 10.2                     3            1995 Director Stock Option Plan.

 10.3                     3            1995 Employee Stock Purchase Plan

 10.4                     4            Real Estate Lease Agreement between the
                                       Registrant and Wannalancit Office and
                                       Technology Center Trust dated April 19,
                                       1991, as amended.

 10.5 Sublease Agreement between the Registrant and TRC Environmental Corporation dated
                                       December 26, 1995. Filed herewith.

 10.6                                  Recognition, Non-Disturbance and
                                       Attornment Agreement between the
                                       Registrant and Historic Boott Mill
                                       Limited Partnership dated December 26,
                                       1995. Filed herewith.

 10.7                     3            Royalty Agreement dated May 29, 1991
                                       between the Registrant and John A.
                                       Hilton.

 10.8                     3            License Agreement dated May 29, 1991
                                       between the Registrant and Spatial
                                       Systems Ltd.

 10.9                     3            Form of indemnification agreement between
                                       the Registrant and each of its directors.

 10.10                  3,5            Resale Agreement dated as of May 1, 1991
                                       between the Registrant and Electronic
                                       Data Systems Corporation (as successor to
                                       McDonnell Douglas Corporation), as
                                       amended by Amendment No. 1 dated December
                                       23, 1993 and Amendment No. 2 dated
                                       October 6, 1994.

 10.11                  3,5            Distribution and Marketing Agreement
                                       dated April 28, 1994 between the
                                       Registrant and Sumisho Electronic Devices
                                       Corporation.

 10.12                    3            Adoption Agreement for Aetna Life
                                       Insurance and Annuity Company
                                       Standardized 401(k) Profit Sharing Plan
                                       and Trust (Spacetec IMC Corporation
                                       401(k) Plan) dated June 7, 1995.

 10.13                    3            Form of Confidentiality and Inventions
                                       Agreement between the Registrant and its
                                       employees.

 10.14                    3            Form of Non-Disclosure Agreement between
                                       the Registrant and its consultants.

 10.15                    3            Guaranty by Dennis T. Gain dated April
                                       19, 1991 of the Registrant under the real
                                       estate lease filed as Exhibit 10.4.

 10.16                    5            Basic Order Agreement between the
                                       Registrant and Digital Equipment
                                       Corporation dated March 19, 1996. Filed
                                       herewith.

 21.1                                  Subsidiary of the Registrant.

 23.1                                  Consent of Ernst & Young LLP. Filed
                                       herewith.

 27.1                                  Financial Data Schedule. Filed herewith.

 99.1                                  Important Factors Regarding Forward-
                                       Looking Statements. Filed herewith.

_____________________________________

(1) Filed as Exhibit 3.2 to the Spacetec IMC Corporation Registration Statement on Form S-1 (Commission File No. 33-98064) and incorporated herein by reference.

(2) Filed as Exhibit 3.4 to the Spacetec IMC Corporation Registration Statement on Form S-1 (Commission File No. 33-98064) and incorporation herein by reference.

(3) Filed as an exhibit with the same number to the Spacetec IMC Corporation Registration Statement on Form S-1 (Commission File No. 33-98064) and incorporated herein by reference.

(4) Filed as Exhibit 10.5 to the Spacetec IMC Corporation Registration Statement on Form S-1 (Commission File No. 33-98064) and incorporation herein by reference.

(5) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned.


                                                  SPACETEC IMC CORPORATION



Dated:   June 28, 1996
                                                  By: /s/ Dennis T. Gain
                                                     -------------------------
                                                     Dennis T. Gain, President

      SIGNATURE                        TITLE                           DATE

/s/ Dennis T. Gain        President, Chief Executive Officer       June 28, 1996
- -----------------------
Dennis T. Gain            and Chairman of the Board of
                          Directors (Principal Executive Officer)

/s/ Linda S. Linsalata    Chief Financial Officer, Senior          June 28, 1996
- -----------------------
Linda S. Linsalata        Vice President of Finance and Director
                          (Principal Financial and Accounting
                          Officer)

/s/ Morton E. Goulder     Director                                 June 28, 1996
- -----------------------
Morton E. Goulder

/s/ J. Grant Jagelman     Director                                 June 28, 1996
- -----------------------
J. Grant Jagelman

/s/ Jerry H. Loyd         Director                                 June 28, 1996
- -----------------------
Jerry H. Loyd