Form 10-Q
period 1996-06-30
SPACETEC IMC CORP
filed 1996-08-14
CIK 1002175

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______  to _______
                        Commission file number  0-27302

                  ___________________________________________


                           SPACETEC IMC CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Massachusetts                                          04-3116697
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                     No.)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts        01852
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                (508) 970-0330
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No____
                                         -----

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                    Outstanding at June 30, 1996
              -----                    ----------------------------

       Common Stock, $.01 par value                       7,349,908

                            SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets as of June 30, 1996 and
        March 31, 1996.................................................................... 3

        Condensed consolidated income statements for the three months ended June 30, 1996 and 1995...................................................... 4

        Condensed consolidated statements of cash flows for the three months ended June 30, 1996 and 1995............................................... 5

        Notes to condensed consolidated financial statements-June 30, 1996................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations..................................................................... 7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities-None
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders-None
Item 5. Other Information-None
Item 6. Exhibits and Reports on Form 8-K................................................. 11

SIGNATURES............................................................................... 12

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                           Spacetec IMC Corporation
                     Condensed Consolidated Balance Sheets
                                   Unaudited
                     (in thousands, except per share data)

                                                                              June 30,            March 31,
                                                                                1996                 1996
                                                                           --------------      ---------------
ASSETS

Current assets:
  Cash and cash equivalents                                                         -             $     417
  Securities available-for-sale                                              $   15,097              15,620
  Accounts receivable, net                                                        2,017               2,112
  Inventories                                                                       542                 409
  Prepaid expenses                                                                  408                 332
  Deferred income taxes                                                             100                 100
                                                                           --------------      ---------------
          Total current assets                                                   18,164              18,990

Furniture and equipment, net of accumulated depreciation of $453
  and $373 at June 30, and March 31, 1996, respectively                           1,088                 870
Intangible assets, net of accumulated amortization of $343 and $303
  at June 30, and March 31, 1996, respectively                                      526                 516
Software development costs, net of accumulated amortization of $238
  and $172 at June 30, and March 31, 1996, respectively                             743                 695
Other assets                                                                        102                  37
                                                                           --------------      ---------------
                                                                                  2,459               2,118
                                                                           --------------      ---------------
Total assets                                                                 $   20,623           $  21,108
                                                                           ==============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $      732           $   1,475
  Deferred revenue                                                                   30                  12
                                                                           --------------      ---------------
          Total current liabilities                                                 762               1,487

Deferred income taxes                                                               320                 320

Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized
    at June 30, and March 31, 1996                                                  -                   -
  Common stock, voting, $.01 par value; 20,000,000 authorized shares;
    7,349,908 and 7,240,908 shares issued and outstanding at June 30,
    and March 31, 1996, respectively                                                 73                  72
  Additional paid-in capital                                                     17,872              17,540
  Retained earnings                                                               1,596               1,689
                                                                           --------------      ---------------
          Total shareholders' equity                                             19,541              19,301
                                                                           --------------      ---------------
Total liabilities and shareholders' equity                                   $   20,623           $  21,108
                                                                           ==============      ===============

                            See accompanying notes

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Operations
                                   Unaudited
                     (in thousands, except per share data)

                                                   THREE MONTHS ENDED,
                                                         JUNE 30,
                                                  1996            1995
                                               ----------      ----------
Revenues                                        $  1,852        $  1,786
Cost of revenues                                     561             395
                                               ----------      ----------
                                                   1,291           1,391

Operating expenses:
 Selling and marketing                               735             598
 Research and development                            530             375
 General and administrative                          365             193
                                               ----------      ----------
       Total operating expenses                    1,630           1,166
                                               ----------      ----------

Income (loss) from operations                       (339)            225

 Interest income                                    (196)             (7)
                                               ----------      ----------
Income (loss) before income taxes                   (143)            232

Income tax provision (benefit)                       (50)             81
                                               ----------      ----------
Net income (loss)                               $    (93)       $    151
                                               ==========      ==========

Net income (loss) per share                     $  (0.01)       $   0.03
                                               ==========      ==========

Weighted average common shares outstanding         7,277           6,017
                                               ==========      ==========


                            SEE ACCOMPANYING NOTES

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                            THREE MONTHS ENDED,
                                                                                 JUNE 30,
                                                                           1996             1995
                                                                       ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                                       $      (93)      $      151
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                               186              123
Changes in operating assets and liabilities:
      Accounts receivable, net                                                  95             (294)
      Inventories                                                             (133)             (44)
      Prepaid expenses and other assets                                       (141)             (44)
      Accounts payable and accrued expenses                                   (743)             (66)
      Deferred revenue                                                          18              (14)
                                                                       ------------     ------------
Net cash used in operating activities                                         (811)            (188)
INVESTING ACTIVITIES
Net sales of securities available-for-sale                                     523              700
Purchase of furniture and equipment                                           (298)             (50)
Purchase of intangible assets                                                  (50)             (32)
Software development costs                                                    (114)             (53)
                                                                       ------------     ------------
Net cash provided by investing activities                                       61              565
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                        338              -
Additional offering costs                                                       (5)             -
Repayment of capital lease obligation                                          -                 (2)
                                                                       ------------     ------------
Net cash provided by (used in) financing activities                            333               (2)
                                                                       ------------     ------------
Net increase (decrease)  in cash and cash equivalents                         (417)             375
Cash and cash equivalents at beginning of period                               417                7
                                                                       ------------     ------------
Cash and cash equivalents at end of period                                     -         $      382
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                    $      235       $       98
                                                                       ============     ============
   Interest paid                                                               -         $        1
                                                                       ============     ============

                            See accompanying notes

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.  INVENTORIES

Inventories consist of the following:

                                     JUNE 30,   MARCH 31,
                                       1996       1996
                                   ----------------------
          MATERIALS                     $268        $190
          WORK-IN-PROCESS                132         116
          FINISHED GOODS                 142         103
                                   ----------------------
                                        $542        $409
                                   ======================

3.  COMMITMENTS

In order to meet the seasonal demand of certain of the Company's products, the Company had a non cancelable purchase commitment for inventory at June 30, 1996 totaling approximately $658. Such commitment expires in less than twelve months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996

REVENUES:

Revenues increased 3.7% to $1,852,000 for the three months ended June 30, 1996 ("current quarter") from $1,786,000 for the three months ended June 30, 1995 ("prior quarter"). International sales decreased 13.0% to $514,000 in the current quarter from $591,000 in the prior quarter. During the current quarter, the Company entered into an exclusive licensing and manufacturing agreement with ACSII Entertainment Software, Inc. ("ASCII"), under which ASCII will purchase the Company's proprietary and patented Spaceball PowerSensor and Eclipse-1 ASIC technologies to be utilized in the development and manufacture of an advanced 3D game controller for the Sony PlayStation.

Sales to the Industrial market were negatively impacted by slower than expected sales to both domestic and international CAD customers. Additionally, the introduction of the Spaceball 3003 ("3003"), a new lower priced input device for workstation-based mechanical design and engineering applications, negatively affected the sales of the higher priced Spaceball 2003 ("2003"), although the Company had expected that the lower cost 3003 would encourage bundling by the Company's OEM customers and increase unit sales enough to offset the negative price impact. The Company is in the process of launching various marketing programs for the lower priced 3003 to increase the unit sales of this product through OEM and VAR channels.

Gross Profit:

Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties, and amortization of capitalized software) decreased 7.2% to $1,291,000 in the current quarter from $1,391,000 in the prior quarter and represented 69.7% and 77.9% of revenues, respectively. The decline in gross profit as a percentage of revenues was due in part to increased amortization of capitalized software costs amounting to $67,000 in the current quarter versus $30,000 in the prior quarter. In addition, the Company recaptured approximately $45,000 in royalty expenses in the prior quarter pursuant to a revised royalty agreement related to Panacea, Inc., a wholly owned subsidiary of the Company.

As the Company shifts its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales derived from consumer products, which have lower gross margins, it is expected that the gross profit percentage will continue to decline. The decline is expected to be partially offset as the Company begins to integrate a new generation of PowerSensor technology which is anticipated to lower the cost of manufacturing under volume production. There can be no assurance that unanticipated development issues will not arise with respect to this new technology as the Company initiates volume production.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and Marketing Expenses:

Selling and marketing expenses, which includes personnel costs, advertising costs, sales commissions and trade show expenses increased 22.9% to $735,000 in the current quarter from $598,000 in the prior quarter, and represented 39.7% and 33.5% of revenues, respectively. The increase is primarily due to the costs in the current quarter to develop the extensive launch program for the SpaceOrb 360 as well as increased advertising and promotion in the Industrial marketplace.

The Company does not expect selling and marketing expenses to decline as a percentage of revenues during the fiscal year ending March 31, 1997 due to the increased selling and marketing activity in existing markets, and investments in market development and sales and marketing infrastructure necessary to penetrate new markets, particularly the PC CAD, Multimedia and Consumer markets.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 89.1% to $365,000 in the current quarter from $193,000 in the prior quarter, and represented 19.7% and 10.8% of sales for such periods, respectively. The increase is associated with increased personnel costs in order to expand the administrative infrastructure as well as an increase in professional fees resulting from becoming a public company.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 41.3% to $530,000 for the current quarter from $375,000 in the prior quarter, and represented 28.6% and 21.0% of revenues, respectively. The increase reflects significant investments in personnel and consultants necessary to expand the software product development efforts, particularly in the Consumer, Multimedia and PC CAD market, engineering efforts designed to lower the cost of manufacturing the Company's hardware components and additional rent and depreciation expense allocated to research and development. The Company capitalized software development expenditures of $114,000 for the current quarter versus $53,000 in the prior quarter.

Provision for Income Taxes:

The Company's effective tax rate is estimated at 35.0% for the current quarter versus 35.1% in the prior quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and cash equivalents and securities available for sale of $15,097,000 and working capital of $17,402,000 versus $16,037,000 and $17,503,000, respectively at March 31, 1996.

The Company used $811,000 to fund operating activities in the current quarter versus $188,000 in the prior quarter. The increase is primarily attributable to the net loss of $93,000 and the decrease in accounts payable and accrued expenses of $743,000 in the current quarter. As the Company enters the Consumer marketplace, it expects that inventory levels will increase substantially in order to meet the seasonal requirements of this market. As a consequence, the Company has committed to purchase material amounts of inventories to meet anticipated sales demand.

Net cash provided to the Company in the current quarter from investing activities totaled $61,000 versus $565,000 in the prior quarter. The primary reasons for the decrease was increased expenditures for furniture and equipment (primarily computer equipment and additional investments in tools and dies for high volume, low cost manufacturing of the Company's hardware components) and increased expenditures for intangible assets (primarily patents) and increased software development costs. These increases were offset by a decrease in proceeds from securities available for sale.

Financing activities provided $333,000 of net cash in the current quarter primarily from the proceeds from the exercise of employee stock options.

The Company believes that the proceeds from the sale of its Common Stock, together with existing sources of liquidity and anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness to enter the PC Multimedia and Consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. In addition, the Company may consider potential acquisitions of technologies and businesses complementary to the Company's business. There are not present agreements or commitments with respect to any such acquisition; however, any such transaction may affect the Company's future capital needs.

The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the amount of capital necessary for potential acquisitions. Changes in technology or growth in revenues beyond currently established capabilities will also require

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly.

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; product development, commercialization and technological delays or difficulties, including delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social, and economic risks, such as import, licensing, and trade restrictions, including those affecting international trade; and other risks detailed in the Company's Securities and Exchange Commission filings, including its Proxy Statement and Form 10-K for the fiscal year ended March 31, 1996.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on form 8-K during the three months ended June 30, 1996.


The following exhibits are included herein:

(II) Statement re: computation of earnings per share

EXHIBIT (11)-STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE

                                                                   THREE MONTHS ENDED,
                                                                        JUNE 30,
                                                                 1996                1995
                                                             -------------       -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRIMARY:
Average shares outstanding                                         7,277               1,364

Net effect of dilutive stock options-based on
  the treasury stock method using average
  market price                                                       -                   502

Assumed conversion of Series A and B
  preferred stock                                                                      4,152
                                                             -------------       -------------

Totals                                                             7,277               6,018
                                                             =============       =============

Net income (loss)                                             $      (93)         $      151
                                                             =============       =============

Per share amount                                              $    (0.01)         $     0.03
                                                             =============       =============

FULLY DILUTED:

Average shares outstanding                                         7,277               1,364

Net effect of dilutive stock options-based on
  the treasury stock method using average
  market price which is greater than quarter-end
  market price                                                       -                   502

Assumed conversion of Series A and B
  preferred stock                                                    -                 4,152
                                                             -------------       -------------

Totals                                                             7,277               6,018
                                                             =============       =============

Net income (loss)                                             $      (93)         $      151
                                                             =============       =============

Per share amount                                              $    (0.01)         $     0.03
                                                             =============       =============

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
__________________________________
(Registrant)



By /s/ Linda S. Linsalata                          8/12/96
  --------------------------------------------     ----------------
Linda S. Linsalata-Chief Financial Officer,        Date
Senior Vice President of Finance and Director