Form 10-Q
period 1996-09-30
SPACETEC IMC CORP
filed 1996-11-14
CIK 1002175

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______  to _______

                        Commission file number  0-27302

             --------------------------------------------------------


                           SPACETEC IMC CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Massachusetts                                     04-3116697
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS EmployerIdentification
incorporation or organization)                      No.)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts      01852
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                (508) 970-0330
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                          -----      -----

The number of shares outstanding of each of the issuer's classes of common stock as of

        Class                          Outstanding at September 30, 1996
       -------                         ---------------------------------
Common Stock, $.01 par value                       7,275,708

                           SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated condensed balance sheets as of September 30, 1996
        and March 31,1996..............................................    3

        Consolidated condensed income statements for the three and six
        months ended September 30, 1996 and 1995......................     4

        Consolidated condensed statements of cash flows for the three
        and six months ended September 30, 1996 and 1995...............    5

        Notes to consolidated condensed financial statements as of
        September 30, 1996.............................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................    7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities-None
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders............   12
Item 5. Other Information-None
Item 6. Exhibits and Reports on Form 8-K...............................   12

SIGNATURES.............................................................   14

Item I.  Financial Statements (unaudited)

                           Spacetec IMC Corporation
                     Consolidated Condensed Balance Sheets
                                   Unaudited
                     (in thousands, except per share data)

                                                                       September 30,                March 31,
                                                                           1996                       1996
                                                                   -------------------        -------------------
Assets
Current assets:
   Cash and cash equivalents                                          $           383            $          417
   Securities available-for-sale                                               12,527                    15,620
   Accounts receivable, net                                                     2,718                     2,112
   Inventories                                                                    672                       409
   Prepaid expenses                                                             1,359                       332
   Deferred income taxes                                                          100                       100
                                                                        -------------             -------------
               Total current assets                                            17,759                    18,990

Furniture and equipment, net                                                    1,166                       870
Intangible assets, net                                                            563                       516
Software development costs, net                                                   772                       695

Other assets                                                                       27                        37
                                                                        -------------             -------------
                                                                                2,528                     2,118
                                                                        -------------             -------------
Total assets                                                          $        20,287            $       21,108
                                                                        =============             =============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                              $         1,268            $        1,475
   Deferred revenue                                                                52                        12
                                                                        -------------             -------------
               Total current liabilities                                        1,320                     1,487

Deferred income taxes                                                             320                       320

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized
      at September 30, and March 31, 1996                                           -                         -
   Common stock, voting, $.01 par value; 20,000,000 authorized shares;
      7,350,708 and 7,240,908 shares issued and outstanding at
      September 30, and March 31, 1996, respectively                               74                        72
   Additional paid-in capital                                                  17,246                    17,540
   Retained earnings                                                            1,327                     1,689
                                                                        -------------             -------------
               Total shareholders' equity                                      18,647                    19,301
                                                                        -------------             -------------
Total liabilities and shareholders' equity                             $       20,287            $       21,108
                                                                        =============             =============



                            See accompanying notes

                           Spacetec IMC Corporation
                Consolidated Condensed Statements of Operations
                                   Unaudited
                     (in thousands, except per share data)

                                                  Three months ended                Six months ended
                                                     September 30,                     September 30,
                                                 1996              1995             1996            1995
                                               --------         ---------         ---------      ---------
Revenues                                      $   2,514         $   2,030          $  4,366      $   3,816
Cost of revenues                                  1,111               601             1,672            996
                                               --------         ---------         ---------      ---------
                                                  1,403             1,429             2,694          2,820

Operating expenses:
   Selling and marketing                          1,059               587             1,794           1,185
   Research and development                         623               462             1,153             837
   General and administrative                       311               185               676             378
                                               --------         ---------         ---------       ---------
       Total operating expenses                   1,993             1,234             3,623           2,400
                                               --------         ---------         ---------       ---------

Income (loss) from operations                      (590)              195              (929)            420

   Interest income                                 (172)              (11)             (368)            (18)
                                               --------         ---------         ---------       ---------
Income (loss) before income taxes                  (418)              206              (561)            438

Income tax provision (benefit)                     (149)               72              (199)            153
                                               --------         ---------         ---------       ---------
Net income (loss)                              $   (269)        $     134         $    (362)      $     285
                                               ========         =========         =========       =========

Net income (loss) per share                    $  (0.04)        $    0.02         $   (0.05)       $   0.05
                                               ========         =========         =========       =========

Weighted average common shares outstanding        7,319             6,018             7,319           6,018
                                               ========         =========         =========       =========


                            See accompanying notes

                           Spacetec IMC Corporation
                Consolidated Condensed Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                                                 Six months ended
                                                                                                September 30, 1996
                                                                                           1996                    1995
                                                                                     -----------------       -----------------
Operating activities
Net income (loss)                                                                      $         (362)        $            285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                  437                      212
Changes in operating assets and liabilities:
   Accounts receivable, net                                                                      (606)                     (52)
   Inventories                                                                                   (263)                     (18)
   Prepaid expenses and other assets                                                           (1,017)                     (62)
   Accounts payable and accrued expenses                                                         (207)                     (77)
   Deferred revenue                                                                                40                      (29)
                                                                                     ----------------        -----------------
Net cash provided by (used in) operating activities                                            (1,978)                     259
Investing activities
Net sales of securities available-for-sale                                                      3,093                      700
Purchase of furniture and equipment                                                              (495)                    (180)
Purchase of intangible assets                                                                    (138)                     (16)
Software development costs                                                                       (224)                    (113)
                                                                                     -----------------       -----------------
Net cash provided by investing activities                                                       2,236                      391
Financing activities
Proceeds from exercise of stock options                                                           341                        -
Stock repurchase                                                                                 (628)                       -
Additional offering costs                                                                          (5)                       -
Repayment of line of credit                                                                         -                      (65)
Repayment of capital lease obligation                                                               -                       (2)
                                                                                     ----------------        -----------------
Net cash used in financing activities                                                            (292)                     (67)
                                                                                     ----------------        -----------------
Net increase (decrease)  in cash and cash equivalents                                             (34)                     583
Cash and cash equivalents at beginning of period                                                  417                        7
                                                                                     ----------------        -----------------
Cash and cash equivalents at end of period                                            $           383         $            590
                                                                                     ================        =================

Supplemental disclosure of cash flow information:
   Income taxes paid                                                                  $           274         $            159
                                                                                     ================        =================
   Interest paid                                                                      $             -         $              3
                                                                                     ================        =================

                            See accompanying notes

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED
                                 (IN THOUSANDS)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2.  INVENTORIES

Inventories consist of the following:

                        SEPTEMBER 30,  MARCH 31,
                            1996         1996
                      --------------------------


MATERIALS                       $ 256      $ 190
WORK-IN-PROCESS                   305        116
FINISHED GOODS                    111        103
                      --------------------------
                                $ 672      $ 409
                      ==========================

3.  COMMITMENTS

 In order to meet the seasonal demand of certain of the Company's products, the Company had various non cancelable purchase commitments for inventory at September 30, 1996 totaling approximately $1,500. Such commitments expire in less than twelve months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUES:

Revenues increased 23.8% to $2,514,000 for the three months ended September 30, 1996 ("current quarter") from $2,030,000 for the three months ended September 30, 1995 ("prior quarter"). For the six months ended September 30, 1996 ("current year"), revenues increased 14.4% to $4,366,000 from $3,816,000 for the six months ended September 30, 1995 ("prior year"). International sales, all of which are denominated in U.S. dollars, decreased 6.0% and 9.4% to $638,000 and $1,152,000 in the current quarter and current year from $680,000 and $1,271,000 in the prior quarter and prior year, respectively.

Sales to the Industrial market for the current quarter and for the current year were negatively impacted by slower than expected sales to both domestic and international CAD customers. As previously reported, the Spaceball 3003 ("3003"), a new, lower priced input device for workstation-based 3D CAD applications, affected the sales of the higher priced Spaceball 2003 ("2003"). The Company had expected that the lower cost 3003 would encourage bundling by the Company's OEM customers and increase unit sales enough to offset the negative price impact. However, marketing programs designed for this purpose have not been fully implemented and unit sales of this product through OEM and VAR channels continue to be less than anticipated.

During September 1996, the Company commenced shipments of the new SpaceOrb 360 RealLife 3D game controller to the Consumer market. Sales to the Consumer market for the current quarter and current year represented primarily initial stocking orders of the SpaceOrb 360 through the retail channel. The Company expects to continue to expand the distribution channels domestically and internationally for its Consumer products, but anticipates that a significant portion of future revenues will be the result of re-orders from current and new customers.

Sales for the current quarter and the current year of software and licensing agreements represent licenses for the Company's Panacea software, as well as licensing of core hardware and software technology. In the current year, the Company entered into a binding agreement as to terms regarding an exclusive licensing and manufacturing agreement with ASCII Entertainment Software, Inc. ("ASCII"), under which ASCII has licensed the Company's proprietary and patented Spaceball PowerSensor and Eclipse-1 ASIC technologies for use in the development and manufacture of an advanced 3D game controller for the Sony PlayStation. A significiant portion of the licensing revenues for the current year includes a one time licensing payment under this agreement.


Gross Profit:

 Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties, and amortization of capitalized software) decreased 1.8% and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


4.5% to $1,403,000 and $2,694,000 in the current quarter and current year from $1,429,000 and $2,820,000 in the prior quarter and prior year, and represented 55.8% and 61.7% of current quarter and current year revenues versus 70.4% and 73.9% of prior quarter and prior year revenues, respectively. The decline in gross profit in the current quarter as a percentage of revenues, is attributable to the introduction of the SpaceOrb 360, which has lower gross margins than the Industrial Sector products, and increased amortization of capitalized software costs amounting to $80,000 and $147,000 in the current quarter and current year versus $30,000 and $60,000 in the prior quarter and prior year, respectively. Also, in the prior year, the Company recaptured approximately $45,000 in royalty expenses pursuant to a revised royalty agreement related to Panacea, Inc., which was then a wholly owned subsidiary of the Company.

As the Company shifts its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales derived from consumer products it is expected that the gross profit percentage will continue to decline. The decline is expected to be partially offset by the integration of a new PowerSensor technology which is anticipated to lower the cost of manufacturing under volume production. The Company's expectations regarding the decline in gross profit percentage and decreases in production costs are forward looking statements. There can be no assurance that such decreases in profit will not be greater than anticipated or that cost savings will not be less than anticipated due to numerous factors, including unanticipated development issues arising with respect to this new technology as the Company initiates volume production.

Selling and Marketing Expenses:

Selling and marketing expenses, which includes personnel costs, advertising costs, sales commissions and trade show expenses, increased 80.4% and 51.4% to $1,059,000 and $1,794,000 in the current quarter and current year from $587,000 and $1,185,000 in the prior quarter and prior year, and represented 42.1% and 41.1% of current quarter and current year revenues and 28.9% and 31.1% of prior quarter and prior year revenues, respectively. The increase is primarily due to the costs in the current quarter and current year incurred in connection with the launch program for the SpaceOrb 360, increased advertising and promotion in the Industrial marketplace, and additional personnel and recruiting costs associated with an expansion of the sales and marketing infrastructure.

The Company expects selling and marketing expenses to continue to exceed 40% of revenues during the fiscal year ending March 31, 1997 due to the increased selling and marketing activity in existing markets, and investments in market development and sales and marketing infrastructure necessary to penetrate new markets, particularly the PC CAD, Multimedia and Consumer markets. The Company's expectations regarding the level of sales and marketing expenses is a forward-looking statment. Such expenses may vary from expectations due to timing of implementation of marketing programs and other factors.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 68.1% and 78.8% to $311,000 and $676,000 in the current quarter and current year from $185,000 and $378,000 in the prior quarter and prior year, and represented 12.4% and 15.5% of current quarter and current year revenues and 9.1% and 9.9% of prior quarter and prior year revenues, respectively. The increase is associated with

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



increased personnel costs in order to expand the administrative infrastructure as well as an increase in professional fees, filing fees, and additional reporting requirements resulting from becoming a public company.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 34.8% and 37.8% to $623,000 and $1,153,000 for the current quarter and current year from $462,000 and $837,000 in the prior quarter and prior year, and represented 24.8% and 26.4% of current quarter and current year revenues and 22.8% and 21.9% of prior quarter and prior year revenues, respectively. The increase reflects significant investments in personnel and consultants necessary to expand the software product development efforts, particularly in the Consumer, Multimedia and PC CAD market, engineering efforts designed to lower the cost of manufacturing the Company's hardware components, and additional rent and depreciation expense allocated to research and development. The Company capitalized software development expenditures of $110,000 and $224,000 for the current quarter and current year versus $60,000 and $113,000 in the prior quarter and prior year, respectively.

Provision for Income Taxes:

The Company's effective tax rate is estimated at 35.7% and 35.6% for the current quarter and current year and 35.0% and 34.9% in the prior quarter and prior year, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and cash equivalents and securities available for sale of $12,910,000 and working capital of $16,439,000 versus $16,037,000 and $17,503,000, respectively at March 31, 1996.

The Company used $1,978,000 to fund operating activities in the current year versus $259,000 provided by operations in the prior year. The use of funds is primarily attributable to the net loss of $362,000, the increase in accounts receivable, totaling $606,000, as a result of the initial shipments of the SpaceOrb 360 in September 1996 and an increase in prepaid expense and other assets, totaling $1,015,000 primarily related to prepaid marketing expenses for the third quarter SpaceOrb 360 advertising campaign and deposits on SpaceOrb 360 inventory. The Company expects that inventory levels will continue to increase substantially in order to meet the seasonal requirements of the Consumer market. As a consequence, the Company has committed to purchase material amounts of inventories to meet anticipated sales demand. The Company's expectations regarding the requirements of the seasonal market for the SpaceOrb 360 is a forward looking statement. Various factors, including the market acceptance of this new product, will affect market demand and the Company's product requirements.

Net cash provided to the Company in the current year from investing activities totaled $2,236,000 versus $700,000 in the prior year. The primary reasons for the increase was an increase in proceeds from securities available for sale. The increase was offset by increased expenditures for furniture and equipment (primarily computer equipment and additional investments in tools and dies for high volume, low cost manufacturing of the Company's hardware components) and increased expenditures for intangible assets (primarily patents) and increased software development costs.

Financing activities used $294,000 of net cash in the current year primarily as a result of the Company repurchasing its stock which was offset by the proceeds from the exercise of employee stock options.

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

SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; product development, commercialization and technological delays or difficulties, including delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social, and economic risks, such as import, licensing, and trade restrictions, including those affecting international trade; and other risks detailed in the Company's Securities and Exchange Commission filings, including Form 10-K for the fiscal year ended March 31, 1996.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on Wednesday, September 11, 1996. The only proposal submitted to a vote of the stockholders at such meeting was a proposal to elect a director. J. Grant Jagelman, by a vote of 6,017,163 votes in favor and 21,429 votes withheld, was re-elected as a director of the Company to a three year term ending in 1999. There were no abstentions or broker non-votes. In addition to Mr. Jagelman, the terms of office of the following directors continued after the meeting: Dennis T. Gain, Linda S. Linsalata, Morton E. Goulder, and Jerry H. Loyd.

Item 6.  Exhibits and Reports on Form 8-K

During the quarter ended September 30, 1996, the Company filed with Commission on July 11, 1996 a report on form 8-K which reported that the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's stock on the open market or in negotiated transactions, depending upon market conditions and other factors.

The following exhibits are included herein:

(11)  Statement re: computation of earnings per share
(27)  Financial Data Schedule

EXHIBIT (11)-STATEMENT RE:COMPUTATION OF EARNINGS (LOSS) PER SHARE



                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                             1996          1995                    1996           1995
                                          ---------     ----------              -----------    -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE)       (IN THOUSANDS, EXCEPT PER SHARE)

PRIMARY:

Average shares outstanding                    7,351         1,364                    7,351          1,364

Average treasury shares outstanding             (32)            -                      (32)             -

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price                      -          502                         -            502

Assumed conversion of Series A and B
  preferred stock                                           4,152                                   4,152
                                            -------      --------                 --------      ---------
Totals                                        7,319         6,108                    7,319          6,018
                                            =======      ========                 =========      =========

Net income (loss)                           $  (269)     $   134                  $   (362)      $    285
                                            =======      ========                 =========      =========

Per share amount                            $ (0.04)    $    0.02                 $  (0.05)       $  0.05
                                            =======      ========                 =========      =========
FULLY DILUTED:

Average shares outstanding                    7,351         1,364                    7,351          1,364

Average treasury shares outstanding             (32)            -                      (32)             -

Net effect of dilutive stock options-
  based on the treasury stock method
  using average market price which is
  greater than quarter-end market
  price                                           -           502                        -            502

Assumed conversion of Series A and B
  preferred stock                                 -         4,152                        -          4,152
                                            -------      --------                 --------      ---------
Totals                                        7,319         6,018                    7,319          6,018
                                            =======      ========                 =========     =========
Net income (loss)                           $  (269)     $    134                 $   (362)      $    285
                                            =======      ========                 =========      =========
Per share amount                            $ (0.04)     $   0.02                 $  (0.05)      $   0.05
                                            =======      ========                 =========      =========


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
__________________________________
(Registrant)



By /s/ Linda S. Linsalata                          September 14, 1996
  _____________________________________            _____________________
Linda S. Linsalata-Chief Financial Officer,        Date
Senior Vice President of Finance and Director