Form 10-Q
period 1996-12-31
SPACETEC IMC CORP
filed 1997-02-11
CIK 1002175

FORM 10-Q
---------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______  to _______
                        Commission file number  0-27302

                  -------------------------------------------


                           SPACETEC IMC CORPORATION
                           ------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-3116697
----------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation or organization)                No.)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts      01852
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (508) 970-0330
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No
                                        -----      -----

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                          Outstanding at December 31, 1996
              -----                          --------------------------------
      Common Stock, $.01 par value                       7,266,508

                            SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets as of December 31, 1996 and
        March 31, 1996..................................................... 3

        Condensed consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995....................... 4

        Condensed consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995................................... 5

        Notes to consolidated condensed financial statements as of
        December 31, 1996.................................................. 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................... 7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities-None
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders-None
Item 5. Other Information-None
Item 6. Exhibits and Reports on Form 8-K.................................. 12

SIGNATURES................................................................ 13

Item I. Financial Statements

                           Spacetec IMC Corporation
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                        DECEMBER 31   MARCH 31
                                                           1996         1996
                                                        -----------  ----------
                                                        (UNAUDITED)    (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                            $     764     $     417
   Securities available-for-sale                           10,854        15,620
   Accounts receivable, net                                 2,366         2,112
   Inventories                                              1,946           409
   Prepaid expenses                                         1,108           332
   Deferred income taxes                                      100           100
                                                        ---------     ---------
       Total current assets                                17,138        18,990

Furniture and equipment, net                                1,032           870
Intangible assets, net                                        550           516
Software development costs, net                               455           695
Other assets                                                   27            37
                                                        ---------     ---------
                                                            2,064         2,118
                                                        ---------     ---------
       Total assets                                     $  19,202     $  21,108
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                $   2,326     $   1,475
   Deferred revenue                                            84            12
                                                        ---------     ---------
       Total current liabilities                            2,410         1,487

Deferred income taxes                                         320           320

Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized at September 30, and March 31, 1996             -            -
   Common stock, voting $.01 par value; 20,000,000
     authorized shares; 7,366,508 and 7,240,908 shares
     issued and outstanding at December 31, and March
     31, 1996, respectively                                    74            72
   Additional paid-in capital                              17,919        17,540
   Retained earnings (accumulated deficit)                   (765)        1,689
   Treasure stock, at cost; 100,000 shares                   (756)
                                                        ---------     ---------
        Total shareholders' equity                         16,472        19,301
                                                        ---------     ---------
Total liabilities and shareholders' equity              $  19,202     $  21,108
                                                        =========     =========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                            Spacetec IMC Corporation
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                      (in thousands, except per share data)

                                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                   DECEMBER 31           DECEMBER 31
                                                                                 1996       1995       1996       1995
                                                                                -------    -------    -------    -------
Revenues                                                                        $ 2,685    $ 2,047    $ 7,051    $ 5,863
Cost of revenues                                                                  1,755        551      3,427      1,547
                                                                                -------    -------    -------    -------
                                                                                    930      1,496      3,624      4,316

Operating expenses:
   Selling and marketing                                                          2,116        625      3,910      1,810
   Research and development                                                         938        509      2,091      1,346
   General and administrative                                                       377        146      1,053        524
                                                                                -------    -------    -------    -------
              Total operating expenses                                            3,431      1,280      7,054      3,680
                                                                                -------    -------    -------    -------

Income (loss) from operations                                                    (2,501)       216     (3,430)       636

   Interest income                                                                 (145)       (58)      (513)       (76)
                                                                                -------    -------    -------    -------
Income (loss) before income taxes                                                (2,356)       274     (2,917)       712

Income tax provision (benefit)                                                     (264)        96       (463)       249
                                                                                -------    -------    -------    -------
Net income (loss)                                                               $(2,092)   $   178    $(2,454)   $   463
                                                                                =======    =======    =======    =======

Net income (loss) per share                                                     $ (0.29)   $  0.03    $ (0.34)   $  0.08
                                                                                =======    =======    =======    =======

Weighted average common shares outstanding                                        7,276      6,459      7,268      6,165
                                                                                =======    =======    =======    =======


     See accompanying notes to condensed consolidated financial statements.

                            Spacetec IMC Corporation
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)


                                                                                                   NINE MONTHS ENDED
                                                                                                      DECEMBER 31
                                                                                                    1996        1995
                                                                                                  --------    --------
OPERATING ACTIVITIES
Net income (loss)                                                                               $ (2,454)   $    463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                     736         605
   Loss on disposal of assets                                                                        283
Changes in operating assets and liabilities:
   Accounts receivable, net                                                                         (254)       (373)
   Inventories                                                                                    (1,537)        (79)
   Prepaid expenses and other assets                                                                (766)       (616)
   Accounts payable and accrued expenses                                                             851          44
   Deferred revenue                                                                                   72         (43)
                                                                                                --------    --------
Net cash provided by (used in) operating activities                                               (3,069)          1
INVESTING ACTIVITIES
Net sales of securities available-for-sale                                                         4,766         700
Purchase of furniture and equipment                                                                 (582)       (251)
Purchase of intangible assets                                                                       (169)        (53)
Software development costs                                                                          (224)       (247)
                                                                                                --------    --------
Net cash provided by investing activities                                                          3,791         149
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                              --        13,546
Proceeds from exercise of stock options                                                              386        --
Stock repurchase                                                                                    (756)       --
Additional offering costs                                                                             (5)       --
Repayment of line of credit                                                                         --           (65)
Repayment of capital lease obligation                                                               --            (3)
                                                                                                --------    --------
Net cash provided by (used in) financing activities                                                 (375)     13,478
                                                                                                --------    --------
Net increase in cash and cash equivalents                                                            347      13,628
Cash and cash equivalents at beginning of period                                                     417           7
                                                                                                --------    --------
Cash and cash equivalents at end of period                                                      $    764    $ 13,635
                                                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                                            $    278    $    159
                                                                                                ========    ========
   Interest paid                                                                                $   --      $      3
                                                                                                ========    ========

     See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED
                                (IN THOUSANDS)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. The Company suggests that these interim consolidated condensed financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.


2.  INVENTORIES

Inventories consist of the following:

                                      DECEMBER 31  MARCH 31
                                         1996        1996
                                    -----------------------

                    MATERIALS               $  215     $ 190
                    WORK-IN-PROCESS            567       116
                    FINISHED GOODS           1,164       103
                                     -----------------------
                                            $1,946     $ 409
                                     =======================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

REVENUES:

Revenues increased 31.2% to $2,685,000 for the three months ended December 31, 1996 ("current quarter") from $2,047,000 for the three months ended December 31, 1995 ("prior quarter"). For the nine months ended December 31, 1996 ("current year"), revenues increased 20.3% to $7,051,000 from $5,863,000 for the nine months ended December 31, 1995 ("prior year"). Export sales, all of which are denominated in U.S. dollars, decreased 24.5% and 15.1% to $581,000 and $1,733,000 in the current quarter and current year from $770,000 and $2,041,000 in the prior quarter and prior year, respectively.

Sales to the Industrial market for the current quarter and the current year were negatively impacted by slower than expected sales to both domestic and international CAD and Multimedia customers. As previously reported, the Spaceball 3003 ("3003"), a new, lower priced input device for workstation-based 3D CAD applications, affected the sales of the higher priced Spaceball 2003 ("2003"). The Company had expected that the lower cost 3003 would encourage bundling by the Company's OEM customers and increase unit sales enough to offset the negative price impact. This transition has not proceeded in line with expectations.

During September 1996, the Company commenced shipments of the new SpaceOrb 360 RealLife 3D ("SpaceOrb 360") game controller to the Consumer market. Sales to the Consumer market for the current quarter and current year of the SpaceOrb 360 have been disappointing. Despite widespread acceptance in the early-adopter, hard core, gamer market, there were lower than expected sales of the SpaceOrb 360 in the mass market mainly due to delays in customer acceptance of the product as the Company was unable to differentiate it from other lower priced, computer control devices. As a result, management has accelerated its strategy to form strategic partnerships in order to more effectively penetrate the consumer market.

Sales from software and other licensing agreements for the current quarter and the current year represent revenues of the Panacea software products, as well as licensing of core hardware and software technology. In the current year, the Company entered into a binding agreement as to terms regarding an exclusive licensing and manufacturing agreement with ASCII Entertainment Software, Inc. ("ASCII"), under which ASCII has licensed the Company's proprietary and patented Spaceball PowerSensor and Eclipse-1 ASIC technologies for use in the development and manufacture of an advanced 3D game controller for the Sony PlayStation. A significant portion of the licensing revenues for the current year include one time licensing payments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit:

Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties, and amortization of capitalized software) decreased 37.8% and 16.0% to $930,000 and $3,624,000 in the current quarter and current year from $1,496,000 and $4,316,000 in the prior quarter and prior year, and represented 34.6% and 51.4% of current quarter and current year revenues versus 73.1% and 73.6% of prior quarter and prior year revenues, respectively.

The net realizable values of the Company's assets were reviewed as management refined its strategic priorities. As a consequence, an evaluation of the projected revenue stream associated with inventory components related to the SpaceOrb 360 and capitalized software indicated that the recoverability of the costs of these assets was uncertain. Therefore, the Company recognized a $203,000 charge for the write down of its capitalized software and a $400,000 charge for the write down of its inventory in the current quarter. The result of these write downs was a sizable decline in gross profit as a percentage of revenues for the current quarter.

The gross profit was further impacted by the introduction of the SpaceOrb 360, which has significantly lower gross margins than the Industrial market products.

As the Company shifts its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales derived from consumer products it is expected that the gross profit percentage will continue to be below traditional levels. The decline is expected to be partially offset by the integration of a new PowerSensor technology which is anticipated to lower the cost of manufacturing under volume production. The Company's expectations regarding the decline in gross profit percentage and decreases in production costs are forward looking statements. There can be no assurance that such decreases in profit will not be greater than anticipated or that cost savings will not be less than anticipated due to numerous factors, including unanticipated development issues arising with respect to this new technology as the Company initiates volume production.

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising costs, sales commissions and trade show expenses, increased 238.6% and 116.0% to $2,116,000 and $3,910,000 in the current quarter and current year from $625,000 and $1,810,000 in the prior quarter and prior year, and represented 78.8% and 55.5% of current quarter and current year revenues and 30.5% and 30.9% of prior quarter and prior year revenues, respectively. The increase is primarily due to costs in the current quarter and current year incurred in connection with the initial marketing program for the SpaceOrb 360, including extensive non-recurring television advertising and promotion expenses totaling approximately $1,000,000. Additional personnel and recruiting costs associated with an expansion of the sales and marketing infrastructure were also incurred during the quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company expects selling and marketing expenses to continue to exceed 40% of revenues during the fiscal year ending March 31, 1997 due to the increased selling and marketing activity in existing markets, and investments in market development and sales and marketing infrastructure necessary to penetrate new markets, particularly the PC CAD, Multimedia and Consumer markets. The Company's expectations regarding the level of sales and marketing expenses is a forward looking statement. Such expenses may vary from expectations due to timing of implementation of marketing programs and other factors.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 158.2% and 101.0% to $377,000 and $1,053,000 in the current quarter and current year from $146,000 and $524,000 in the prior quarter and prior year, and represented 14.0% and 14.9% of current quarter and current year revenues and 7.1% and 8.9% of prior quarter and prior year revenues, respectively. The increase is associated with increased personnel costs in order to expand the administrative infrastructure as well as an increase in professional fees and filing fees due to additional reporting requirements resulting from becoming a public company. Management anticipates that general and administrative expenses will stabilize in the fourth quarter.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 84.3% and 55.3% to $938,000 and $2,091,000 for the current quarter and current year from $509,000 and $1,346,000 in the prior quarter and prior year, and represented 34.9% and 29.7% of current quarter and current year revenues and 24.9% and 23.0% of prior quarter and prior year revenues, respectively. The increase reflects significant investments in personnel and consultants necessary to expand the software product development efforts, particularly in the Consumer, Multimedia and PC CAD market, and engineering efforts designed to lower the cost of manufacturing the Company's hardware components. The Company expects to increase its research and development efforts throughout the next quarter.

Provision for Income Taxes:

The current federal tax benefit represents taxes receivable arising from the carryback of the fiscal 1997 loss to the three previous years and refunds to be received for the overpayment of both federal and state taxes, totaling $264,000 in fiscal years 1996 and 1995. As of December 31, 1996, the Company has utilized its entire benefit related to the carryback of the current year loss.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had cash and cash equivalents and securities available for sale of $11,618,000 and working capital of $14,728,000 versus $16,037,000 and $17,503,000, respectively at March 31, 1996.

The Company used $3,069,000 to fund operating activities in the current year
versus $1,000 provided by operations in the prior year.   The use of funds is
primarily attributable to the net loss of $2,454,000, the increase in inventory of $1,537,000, and the increase in prepaid expenses and other assets, totaling $766,000. Inventory levels were high as a result of significant purchases made in order to have the necessary anticipated quantities of the new SpaceOrb 360 ready for shipment for the holiday season. The increase in prepaid expenses and other assets is due to refunds applied for from the Internal Revenue Service due to overpayment of income taxes in prior years.

Net cash provided to the Company in the current year from investing activities totaled $3,791,000 versus $149,000 in the prior year. The primary reason for the increase was an increase in proceeds from securities available for sale. The increase was offset by increased expenditures for furniture and equipment (primarily computer equipment and additional investments in tools and dies for high volume, low cost manufacturing of the Company's hardware components) and increased expenditures for intangible assets (primarily patents) and software development costs.

Financing activities used $375,000 of net cash in the current year primarily as a result of the Company repurchasing its stock. This cost was offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness to enter the PC Multimedia and Consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. In addition, the Company may consider potential acquisitions of technologies and businesses complementary to the Company's business. There are not at present any agreements or commitments with respect to any such acquisition; however, any such transaction may affect the Company's future capital needs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, and the amount of capital necessary for potential acquisitions. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly.

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

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on form 8-K during the three months ended December 31, 1996.


The following exhibits are included herein:

(1)  Statement re: computation of earnings per share

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
__________________________________
(Registrant)



     /s/ Neil Rossen                    February 11, 1997
By__________________________________    _____________________
Neil Rossen-Chief Financial Officer,    Date
Senior Vice President of Finance