Form 10-K
period 1997-03-31
SPACETEC IMC CORP
filed 1997-06-27
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended     March 31, 1997

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to _____________

                        Commission File Number: 0-27302
                           SPACETEC IMC CORPORATION
            (Exact name of registrant as specified in its charter)
                            ----------------------

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

                                (508) 275-6100
             (Registrant's telephone number, including area code)
                            ----------------------

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

                          YES    X          NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of June 20, 1997 was: $17,368,713.

There were 7,266,508 shares of registrant's Common Stock outstanding as of June 20, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the Registrant for the Registrant's 1997 Annual Meeting of Shareholders to be held in September 1997 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of March 31, 1997, are incorporated by reference into Part III of this Form 10-K.

                                    PART I
                               ITEM 1. BUSINESS

General

     Spacetec IMC Corporation ("Spacetec IMC" or the "Company") was incorporated in Massachusetts in April 1991. The Company's principal executive offices are located at The Boott Mill, 100 Foot of John Street, Lowell Massachusetts, 01852-1126. The Company's main telephone number is (508) 275-6100.

     Spacetec IMC is a leading provider of three-dimensional ("3D") interactive motion control technology comprised of 3D input hardware controllers and 3D software for use with 3D graphical applications used on workstations, personal computers ("PCs") and video game console systems. Unlike traditional one dimensional ("1D") and two dimensional ("2D") input controllers, such as keyboards, gamepads, mice, trackballs and joysticks, the Company's products are designed to enable a user to intuitively manipulate 3D graphical images in real time, as if the user were moving actual objects or moving through actual scenes in the real world. Through its technology and products, the Company provides what it considers the most robust and cost competitive interactive motion control capability available commercially today.

     The Company believes, and industry trends appear to verify, that 3D functionality is becoming increasingly prevalent on a broader range of platforms. More powerful and faster microprocessors have become available on a low-cost basis, resulting in a significant increase in the number of computers capable of taking advantage of 3D graphics beyond the traditional high-end graphics terminals and workstations. These include personal computers in the work environment and at home, and consumer electronics systems such as console games systems. At the same time, 3D graphics is becoming a standard technology or gaining broader acceptance in many markets, including the CAD/CAM/CAE fields, the digital media content creation field with 3D animation, graphic arts, simulation and visualization functionality and now in browser and authoring applications for the Internet.


Industry Background

     The "user interface", which defines how a user interacts with computers, has evolved dramatically over the past two decades. From the reliance on computer punch cards, to the use of text-based key-stroke commands, to the current use of mouse-operated, 2D graphical user interfaces ("GUIs", such as the Apple Macintosh or Microsoft Windows operating systems), each evolutionary step has increased the user's ease of interaction with the computer. As a result, the practical use of computers has been enhanced, helping to significantly increase the penetration of computers into business and the home.

     It is widely believed that 3D graphics will transform the face of today's popular two-dimensional computing to a more intuitive 3D environment. 3D graphics can create user interfaces that have a "real world" look and feel, resulting in interactive environments that are familiar to users from their everyday lives. This will make the use of a computer more intuitive and practical for a broader group of users, and offer software developers increased design options for their applications.

Company Strategy

     The Company views itself as a leading 3D enabling technology company and as such its primary strategy is to leverage its technology and technological competencies into the key application markets through strategic alliances and partnerships. This involves:

     Industrial Sector Dominance - Consolidating Dominance in the Industrial Market. Although an industry leader in the industrial sector, the Company's products have yet to penetrate a dominant portion of the CAD/CAM/CAE and industrial multimedia markets. The Company therefore plans to continue to build on its industry leading position for industrial 3D motion control technology by leveraging its existing major end-use customers and original equipment manufacturer ("OEM"), value added reseller ("VAR") and independent software vendor ("ISV") relationships and establishing key new relationships for evolving market opportunities.

     Penetrating Mass Markets - Bundling and OEM Distributions in the Consumer Markets. The Company's strategy for achieving large-scale penetration of consumer markets is to establish bundling, OEM and specialized distribution relationships with leading manufacturers of hardware platforms and software vendors. The Company is at various stages of discussions with a number of these companies.

     Software Initiative - Capitalizing on Motion Control Capability. The Company is also in the process of adding core technology and consolidating its specialized interactive 3D motion control software and software modules into a comprehensive developers' toolkit and library to facilitate the addition of high-performance interactive and pre-defined motion control to software applications (including games, 3D graphics and multimedia applications and CAD packages). This process is designed to result in software revenues independent of hardware sales.

     Based on the strengths of its patented and proprietary technologies and products, the Company's mission is to be the supplier of choice of 3D graphic and digital media user interface solutions.


Products

Hardware Products

The Company's hardware products include three classes of motion controllers:

     Consumer Products. Spacetec IMC aggressively entered the consumer electronics market for the Christmas 1996 season with the introduction of the SpaceOrb 360 RealLife 3D Game Controller. With the SpaceOrb 360, gamers experience an entirely new way to move in 3D. They can now "strafe, pitch, yaw or roll" with six degrees of freedom at 1,024 levels of speed. The SpaceOrb 360 is compatible with nearly 25 of today's hottest 3D games, including Quake, Descent, DOOM, MDK, Redneck Rampage, Duke Nukem 3D, and all Windows 95 games.

     Furthermore, the Company has commenced a design effort to develop equivalent desktop 3D controllers targeted at the "edutainment" and 3D Internet markets. This effort includes designs for OEM licensing arrangements.

     Professional Products. A mid-range 3D controller, the SpaceController is targeted at the emerging 3D animation and multimedia markets and also for the lower-end PC CAD market running on DOS, Windows, Windows 95 and MacIntosh platforms. Support for these applications is provided through the SpaceWare RealLife 3D interface software or the specific SpaceWare plug-in modules mentioned below.

     Industrial Products. The Spaceball 2003 and Spaceball 3003 graphics controllers for Unix-based workstations and high-end Windows NT-based PCs have become industry leaders in CAD/CAM/CAE applications. Through the use of these products, designers and engineers can pan, zoom and rotate 3D models as smoothly and easily as if they were holding them in their hands. The Company believes that the ability to manipulate 3D models faster with more accuracy can result in productivity increases of 25-40% or more. With end use customers that include most of the large Fortune 1000 manufacturing companies, such as General Motors, General Electric, General Dynamics, Chrysler, Eastman Kodak, Daimler Benz, Honda Motors and Motorola, the Spaceball line is the largest selling and most widely used product in this market. Spaceball products are also sold on an OEM basis by Hewlett-Packard, IBM Corporation, and Digital Equipment.

Software Products

The Company's current software products include:

     SpaceWare AniMotion. Motion Picture Animators have a growing need to create more sophisticated, life-like 3D animation in a timely manner. To put the ultimate in intuitive 3D interactive motion control capabilities in the hands of animators, Spacetec IMC has created SpaceWare AniMotion, an advanced 3D interactive motion control solution for use with 3D Studio MAX, the industry leader in animation software. By incorporating SpaceWare AniMotion with the Spaceball SpaceController, animators can dynamically move objects, cameras or lights, to create sophisticated 3D animations more effectively and faster than ever before.

     SpaceWare 3D-I Always. Spacetec IMC's critically acclaimed SpaceWare 3D-I Always add-on application for AutoCAD lets users dynamically rotate, pan and zoom actual AutoCAD 3D models right within their active AutoCAD viewport.

     As mentioned earlier, the Company is also in the process of adding core technology and consolidating its specialized interactive 3D motion control software and software modules into a comprehensive developers' toolkit and library to facilitate the addition of high-performance interactive and pre-defined motion control to software applications (including games, 3D graphics and multimedia applications and CAD packages).

     The Company's plans to develop and commence shipments of new hardware and software products are forward-looking statements. The timing and completion of such plans depends on numerous factors, including the continued technical development of such products; the successful transition of the prototype products to volume production; and the successful development of sufficient market demand for such products. There can be no assurance that any new product introduction will occur as planned, or that such introduction will prove to be of financial benefit to the Company.

Markets

     The Company's marketing focus is divided into two broad business sectors as follows:

The Industrial Sector Business:

     The Industrial Sector Business comprises the CAD/CAM/CAE, visualization/simulation, medical imaging, and emerging professional digital media and content creation markets supported on UNIX and Windows NT workstation and Windows 95 PC platforms.


     The CAD/CAM/CAE Market.

          Although this market segment generally consists of all CAD applications including electronic design and A/E/C (architectural engineering and construction), the Company focuses on the mechanical design, manufacturing, and analysis segments where 3D technology is well accepted and has shown continuous growth.

          In this market segment, the combination of increased hardware performance and advancements in 3D technologies is accelerating the use and adoption of solids modeling and 3D design tools. The release of several new Windows NT based applications in this field is also contributing to widening the market potential. The aerospace, automotive and major manufacturing industries have adopted real-time interactive 3D graphics as a standard technology approach providing an expanding on-going core business for the Company.

          The Company serves this market with its Spaceball 2003 and 3003 and SpaceWare interface software customized to the leading CAD/CAM/CAE applications, including Parametric Technology Corporation's Pro/Engineer, IBM/Dassault Systems' CATIA, EDS's Unigraphics, SDRC's I-DEAS Master Series, SolidWorks' SolidWorks 97, Computervision's CADDS5, Matra Datavision's Euclid3 and Strim100, Hewlett-Packard's CoCreate, and Baystate Technologies CADKEY 97. The Company also markets a plug-in application, 3D-I Always for AutoCAD and the AutoCAD Mechanical Desktop applications.

          Major industrial end-users of the Company's products include BMW, Chrysler, Eastman Kodak, Ford, General Dynamics, General Electric, General Motors, Jaguar, John Deere, Lockheed-Martin, McDonnell Douglas, Motorola, Opel, Pratt & Whitney Aircraft, Rockwell, Saab, Siemens, 3M, Toyota, TRW, Volvo, Whirlpool, and Yamaha.

     The Professional Digital Media (Multimedia) Market.

          The Digital Media market spans a broad spectrum of market segments where end-users create 3D digital content. This market includes game developers, film, video and broadcast television animators, industrial designers, architectural designers, and 3D graphic and promotional artists. The interest in and application of interactive and pre-determined 3D motion in application content creation is spawning the need for additional and improved 3D enabling tools and technologies.

          SpaceWare AniMotion for 3D Studio MAX was the Company's initial entry into this market. Similar and enhanced functionality is expected to be added to other popular 3D modeling and rendering applications to further encourage the introduction of advanced levels of 3D motion control.

The Consumer Sector Business:

          The Company believes that the consumer market will continue to present an important opportunity for future sales of the Company's products. 3D graphics on PC's, and other entertainment systems have become a standard feature, with an installed base in the U.S. alone of almost 22 million 3D capable PCs, and over
7.5 million 3D console systems (32 and 64 bit). The Company is targeting these platforms as specific software market segments which will introduce interactive 3D graphics into their product offerings. In the shorter term this is specific to the games and "edutainment" titles segment.

     PC-Based Games.

          The Company believes that the introduction of several very successful 3D game titles such as Quake and Duke Nukem in 1996, has reinforced the demand for enhanced 3D interactive motion control in the PC game marketplace. The Company began shipping its SpaceOrb 360 Real-Life 3D game controller into the retail channel in September 1996.

          Optimized SpaceOrb 360 support has been integrated in over 25 leading 3D games titles to date and several more minor titles, with support commitments from developers for in excess of a further 50 new titles scheduled for release in 1997. These include Action, Adventure/Role Play Games and Simulation segments, which collectively represent a significant quantity of PC games sold annually. Current major titles supported include Quake, Duke Nukem, MDK, Redneck Rampage, Jedi Knight and X-Wing vs. Tie Fighter with new game support expected for titles such as Turok and SimCity 3000.

     Console Games and Entertainment.

          The Company entered into an exclusive licensing, strategic development, manufacturing and marketing agreement with ASCII Entertainment in 1996 to bring its Real-Life 3D controller technology to the Sony Playstation. This product is being developed and manufactured under contract to ASCII Entertainment by the Company, and is targeted for release for the Christmas 1997 season. This controller is designed to address consumer demand for enhanced 3D interactive motion control for the latest 3D games released for the console marketplace. Like the PC Market, target titles for console systems include the Action, Adventure/Role Play Games and Simulation segment, which are becoming the majority of titles on this platform.

          Discussions are also continuing with other leading vendors serving the console game market to bring the Real-Life 3D controller technology to other console systems platforms such as the Nintendo 64 advanced game system. There can be no assurance that such discussions will result in the Company entering into a definitive agreement with any such companies or that any such agreement entered into will prove to be of financial benefit to the Company.

Other Potential Opportunities.

     The Company has also begun an initiative to establish co-development arrangements for its core 3D motion control input hardware and software technologies in the 3D educational, "edutainment" and creative software markets. In 1996 it has been reported that as much as 11% of the retail dollars, or $500 million, spent on PC consumer software was devoted to educational titles. The Company is currently developing core software technology that will make it easier and therefore decrease the time and expense of creating software titles with enhanced 3D motion and advanced 3D interactivity. Although this may represent a good opportunity for the Company to expand its product and customer base, there can be no assurance that such initiatives will result in a significant expansion of business.


Sales and Marketing

     The Company has organized its sales and marketing force into two distinct groups to separately address the industrial market and the consumer market. It has recently opened a sales office in Germany. The Company also has a distribution and market development arrangement with Sumisho Electronic Devices Corporation, a wholly owned subsidiary of Sumitomo Corporation, for the development of all its business in Japan.

     The Company sells its 3D workstation controller systems to industrial OEMs, VARs and major end-use manufacturers, particularly in the aerospace, automotive and consumer products fields. The Company has OEM product distribution agreements with IBM, Hewlett-Packard, and Digital Equipment Corporation and distribution agreements with Electronic Data Systems Corporation, Sun Express, Accel Graphics as well as other VARs. In addition, the Company sells directly to large end-users in automotive, aerospace and other manufacturing industries through a major accounts and regional sales force.

     The Company serves the consumer marketplace through a tiered channels approach: (i) sales through retail stores in the USA direct to major accounts and through wholesale distribution in the USA and overseas; (ii) sales of turnkey product or core components to OEMs; and (iii) technology licensing and component sales to primary manufacturers of system hardware platforms and peripheral accessories. These include PC and console game systems manufacturers or third party providers.


Research and Development

     The Company's research and development efforts consist of enhancing the features and performance of its core 3D motion control technologies and applying these enhancements to existing products and the development of new products. The Company's research and development functions are divided into hardware development and software development groups. The software development group is further divided into high-end systems, consumer products, and core technology teams.

     The overall goals of the hardware development group are to continually enhance the performance, functionality, built-in features and ease-of-use characteristics of the Company's unique and patented 3D motion control and sensing core technologies, while reducing the cost of manufacturing of key components. These enhancements are designed to allow the production of such components that allow scale-ability, especially reduction in size, enhanced reliability and broadening the use, all at progressively lower costs of manufacturing.

     The hardware development group is also focused on providing expertise and engineering services in the implementation of the Company's core hardware input technologies for the production of 3D controller products both for proprietary brands and vendor lines. This group is, accordingly, involved in the design and development of a range of new controller products, including the introduction of a Universal Serial Bus ("USB") solution, for various market segments and strategic partners and it is anticipated that requirements in this area will increase.

     The overall goals of the software development group are to enhance the features, functionality and extensibility of the Company's proprietary SpaceWare Real-Life 3D motion control software as a body of compelling core 3D enabling technologies.

     This includes ensuring: i) the development and provision of basic user-friendly driver level support for the Company's Real-Life 3D controllers for the growing array of 3D applications emerging on all popular operating systems; ii) the development and provision of toolkits, and a technical support infra-structure that allows ease of integration and porting of basic 3D motion control capabilities in 3D application environments; iii) the development and provision of appropriate add-ons and plug-in software that enhances interactive 3D motion control capabilities of 3D development applications; and iv) the combining of the above technologies and other specialized interactive 3D motion control software and software modules into a comprehensive developers' toolkit and library to facilitate the incorporation of high-performance enhanced interactive and pre-defined motion to third-party software applications (including games, multimedia titles, presentation applications, digital media content creation, CAD/CAM/CAE, visualization and simulation packages).

     There can be no assurance that the Company will successfully complete the development efforts described above or that these product developments will achieve market acceptance.


Patents and Proprietary Rights

     The Company relies on a combination of patents, copyrights and trade secrets to establish and protect its proprietary rights.

     The Company has received eleven patents in the United States, Canada, Australia, Japan, and certain European countries covering its core technology relating to the PowerSensor. The Company further has one issued United States patent and three pending United States patent applications, as well as five pending international patent applications, covering input sensing technology not yet incorporated into the Company's products. The Company has provided a paid-up, perpetual, irrevocable, royalty-free license for the Spaceball input hardware technology to a company in Australia, Spatial Systems Limited ("SSL"), to manufacture and distribute products exclusively in

Australia and New Zealand. This arrangement was made in the acquisition of the original core hardware technology.

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

     No assurances can be given that patents issued to the Company will not be infringed upon or designed around by others or that others will not obtain patents that the Company would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. Furthermore, although the Company believes that its products and other proprietary rights do not infringe the proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. If the Company is found to be infringing third party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all.

     The Company's SpaceWare Real-Life 3D software is protected by copyright laws, which offer only limited protection for the Company's software. However, because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technical know-how in the interactive 3D motion control field, technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections available for its software.

     In addition to the protection afforded by patent registrations and copyright laws, each employee of the Company and consultants to the Company have executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company.


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

     The Company currently uses several United States contractors and an overseas contractor in the People's Republic of China, for its primary manufacturing requirements. Final functional testing, calibration and quality control, as well as final packing and shipping for its industrial products, are performed by the Company. For its consumer products, all these functions are provided on a turnkey basis for the Company according to strict ISO 9002 standards. Generally, standard parts and components are used in the manufacturing of the Company's products with supplies sourced from multiple vendors. To date, the Company has been able to obtain adequate supplies of all components in its products in a timely manner from existing sources.


Competition

     The markets for computer hardware and software are highly competitive and are characterized by continual change and technological improvement. In the input hardware field, the Company's products currently compete with traditional 1D and 2D input devices, such as the dial box, keyboard, gamepad, mouse, trackball and joysticks and some pure 3D input devices. On the software side, there is such a broad range of 3D enabling technologies, but few are closely aligned with six-degrees-of-freedom ("6D") input hardware devices, which provides a desirable area of focus for the Company.

     The Company recognizes that the market for 3D input devices and software technologies is likely to become more competitive as the volume of 3D applications increases, encouraging more companies to enter the market.

     There are currently several alternative input device technologies available that provide various degrees of interactive 3D control capabilities. These devices range from the traditional 1D dial box, keyboard and gamepad and 2D mouse, trackball and joysticks that provide interactive 3D motion control with 1, 2 or at most 3 degrees of freedom at a time, to somewhat specialized 3D devices, including head positioning trackers and products marketed under the names Flying Mouse, the Bird and the DataGlove. Motion control with the 1D and 2D devices tends to require a great deal of finger or hand dexterity and is somewhat robotic in nature, while the specialized 3D devices are either difficult to use or have a difficult software interface. In comparison, the Company believes its six-degrees-of-freedom (`6D") input device technology, once learned, allows life-like intuitive 3D motion control.

     Logitech Corporation, a leading mouse manufacturer, has introduced a product similar in functionality to the Company's Spaceball product line for the industrial market and is showing a prototype desktop product for the consumer market, using technology licensed from a German company. This technology operates on a different design approach but achieves a similar end result. The Logitech products are yet to find broad acceptance or be supported in as many applications or with as many software titles as is afforded the Company's Spaceball line of products by the proprietary SpaceWare software.

     The Company currently competes principally on the basis of product performance, the breadth of product compatibility with existing 3D applications, the speed with which software is developed for new 3D applications, company reputation, relationships with distributors and quality of professional services. To the extent that the Company aims to broaden its penetration of consumer sector business, the Company anticipates that it will compete on the basis of price in addition to these other factors.

     While the Company believes it compares favorably with any competition from a performance and functionality basis, and the value that it provides through its superior technology, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business and results of operations.

Employees

     As of March 31, 1997, the Company had 68 full-time employees and 0 part-time employees, of whom 32 were engaged in research and development, 24 in sales and marketing, 8 in administration and finance and 4 in manufacturing control. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and believes that it has satisfactory employee relations.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

Name                                     Age           Position
----                                     ---           --------
Dennis T. Gain............................54           Director, President, Chief Executive
                                                       Officer and Chairman of the Board

Neil M. Rossen............................51           Chief Financial Officer,
                                                       Senior Vice President of Finance

A. Lorne Grant............................52           Senior Vice President, Software
                                                       Division

John A. Hilton............................37           Senior Vice President, Chief
                                                       Technology Officer - Hardware

James J. Wick.............................36           Senior Vice President, Chief
                                                       Technology Officer - Software

Joyce A. Ouellette........................39           Senior Vice President of Sales and
                                                       Marketing

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

     Neil M. Rossen has served as Senior Vice President and Chief Financial Officer since November 1996. Mr. Rossen previously held senior financial and operational positions with Northern Telecom Inc. in Europe from 1978 through 1982, and senior financial positions with Data General Corporation both in Europe and the United States from 1982 until 1989. Between 1990 and 1992, Mr. Rossen was the Vice President of Marketing and Sales of PAGG Corporation, a contract manufacturer. From 1993 through 1996, Mr. Rossen was an investor in and officer of a privately held interconnect company. Mr. Rossen holds a Bachelor of Commerce degree from the University of Cape Town, and qualified as a Chartered Accountant (S.A.).

     A. Lorne Grant has served as Senior Vice President since March 1997. Prior to joining the Company, Mr. Grant served as Chief Executive Officer of Nexus Integrated Services Corporation from 1990 through 1995. From 1982 through 1989, Mr. Grant was Chief Executive Officer for Sytron Corporation, which, under his direction, became the world-wide standard in archival software.

     John A. Hilton has served as Senior Vice President of the Company since its incorporation in 1991. Mr. Hilton was a director of the Company from April 1991 through January 1994. Prior to joining the Company, Mr. Hilton was Vice President of Research and Development of Spatial Systems Ltd. since 1988, where he developed the core technology used in the Company's advanced 3D-I products. Mr. Hilton holds a B.S. degree in Computer Science, and B.E. and M.E. degrees in mechanical engineering from the University of Sydney, Australia.

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

     Joyce A. Ouellette has served as Senior Vice President of Sales and Marketing since September 1995 and as Vice President of Sales and Marketing - Commercial Markets since June 1993. Prior to that, Ms. Ouellette was the Company's Director of Strategic Sales and Director of Channel marketing since incorporation. Prior to 1991, Ms. Ouellette was the Marketing Manager at Spatial Systems Ltd. since July 1990. Prior to joining Spatial Systems Ltd., Ms. Ouellette was Marketing Manager for Digital Techniques Inc. since mid-1989 and held various industry marketing positions at Prime Computer, Inc. from 1985 through 1989. Ms. Ouellette holds a B.S. degree in Business from North Adams State College.


ITEM 2. PROPERTIES

     The Company's corporate offices are located in an approximately 33,300 square foot facility in Lowell, Massachusetts. The Company occupies the Lowell facility under a sublease which terminates on July 3, 2000, subject to two successive one year renewal terms at the option of the Company. The Company believes that its existing facilities, together with additional office space available to it pursuant to an option under its Lowell lease, are sufficient to meet its requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

     As of March 31, 1997, the Company is not party to any legal proceedings and is not aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock commenced trading on December 6, 1995 on the Nasdaq National Market under the symbol "SIMC". As of June 20, 1997 there were 143 holders of record of the Company's Common Stock.

     The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                                       HIGH           LOW

     Year Ended March 31, 1996
     Third Quarter (beginning December 6, 1995)        $12 3/4        $11 1/4
     Fourth Quarter                                    $17 1/4        $10 1/4

     Year Ended March 31, 1997

     First Quarter                                     $20 1/4        $14 1/4
     Second Quarter                                    $14 5/8        $ 8
     Third Quarter                                     $12 1/8        $ 4
     Fourth Quarter                                    $ 6 3/8        $ 3 1/4



     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                      Summary Consolidated Financial Data
                     (In Thousands, Except Per Share Data)

                                                                      Fiscal Year Ended March 31
                                                  ------------------------------------------------------------------
                                                     1997          1996          1995          1994          1993
                                                  ------------------------------------------------------------------
STATEMENTS OF OPERATIONS:
Revenues ...................................       $  9,075      $ 8,132       $5,536        $3,198        $1,920
Income (loss) from operations ..............         (4,948)         705          686           467           256
Net income (loss) ..........................         (3,722)         628          526           327           182
Net income (loss) per share ................       $  (0.51)     $  0.10       $ 0.09        $ 0.07        $ 0.07
Weighted average shares outstanding ........          7,283        6,562        6,004         4,680         2,545

BALANCE SHEET DATA:
Working Capital ............................         13,622       17,503        2,142         2,357           823
Total assets ...............................         16,602       21,108        4,507         3,342         1,195
Long term liabilities, less current portion             --           320          220            99           255
Total shareholders' equity .................         15,260       19,301        3,339         2,667           703


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In this context, the discussion in this Item contains forward-looking statements which involve a certain degree of risk and uncertainty, including statements relating to liquidity and capital resources. Factors that could cause or contribute to the actualization of such forward looking statements include, but are not limited to, the market acceptance of and the demand for the Company's products, the development of technology and manufacturing capabilities, the expanded presence in the consumer market, the impact of competitive products on the Company's profitability and the Company's dependence upon third party suppliers.

Overview

     The Company was incorporated in April 1991 to develop and market advanced 3D interactive motion control hardware and software products for the industrial CAD/CAM/CAE workstation market. Historically, the Company has generated revenues from sales of bundled hardware and software, and such sales are dependent upon prior incorporation of the Company's enabling software into 3D applications developed by ISVs. Product revenues generated by the incorporation of the Company's software into a specific ISV application may lag six to eighteen months after the incorporation activity is completed. The Company also generates revenues from maintenance services, although historically these revenues have been immaterial. In fiscal 1995, the Company launched its first hardware and software products aimed at the industrial PC marketplace. Early in fiscal 1996, the Company began marketing its first stand-alone software product for the PC CAD marketplace, and commenced limited test-marketing of its first consumer product, targeted at PC games. In late fiscal 1996, the Company began marketing the ergonomically improved, cost reduced version of the consumer product to the OEM marketplace as the initial step in its goal of achieving long-term growth in the consumer sector. The Company commenced shipments of its new game controller into the consumer market in the third quarter of fiscal 1997.

     For reasons of manufacturing and volume efficiencies, the Company contracts all of its hardware manufacturing to outside sources. Primary manufacturing of its products had previously been through multiple domestic contract manufacturers, with final functional testing and quality control performed by the Company. Late in fiscal 1996, the Company began directing its manufacturing to offshore contract manufacturers to reduce the cost of goods through high volume manufacturing.

     Research and development comprises both hardware and software activities. Hardware development has focused on creating products utilizing the Company's core hardware technology, but designed for specific end-use markets, and engineering these components to reduce manufacturing costs. This has resulted in products for the workstation, PC and consumer markets, and significant cost reductions in the core technology. In fiscal 1996, the Company began sampling its new low-cost Eclipse-1 ASIC chip for use in its own proprietary controllers. The Eclipse-1 ASIC chip is incorporated into the SpaceOrb 360, which began shipping to customers during fiscal 1997.

The primary activity in software development has been to create specialized 3D motion control software and software tools to enable the Company's products to be integrated into specific application software. Software development activities have increased as the number of 3D applications into which the Company's software has been integrated has increased, and upon entering the professional PC multimedia animation market and consumer multimedia "edutainment" market with 3D interactive software programs.

Results Of Operations

Comparison Of Fiscal Year Ended March 31, 1997 to the Fiscal Year Ended March 31, 1996

     Revenues. Revenues increased 11.6% to $9,075,000 for the fiscal year ended March 31, 1997 ("1997 Fiscal Year") from $8,132,000 for the fiscal year ended March 31, 1996 ("1996 Fiscal Year"). The increase in revenues is attributable to the Company's launch of the SpaceOrb 360 RealLife 3D ("SpaceOrb 360") game controller into the consumer market. This was the first year that the Company sold a consumer product. Although the SpaceOrb 360 enjoys widespread acceptance in the early-adopter, hard core gamer market, sales to the mass market have lagged due to delays in customer acceptance of the product. The Company was unable to clearly differentiate its product from other lower priced computer control devices. As a result, management has implemented a strategy of forming strategic partnerships to more effectively penetrate the consumer market

     Sales to the industrial market for the 1997 Fiscal Year were negatively impacted by slower than expected sales to both domestic and international CAD and multimedia customers. The Spaceball 3003 ("3003"), a new lower priced input device for workstation based 3D CAD applications, negatively impacted sales of the higher priced Spaceball 2003 ("2003"). The Company's expectations that the lower cost 3003 would encourage bundling by OEM customers and increase unit sales sufficiently to offset any negative price impact were not met.

     Revenues from software and other licensing agreements for the 1997 Fiscal Year represent sales of Panacea software products, as well as licensing of core hardware and software technology. A significant portion of the licensing revenues for the year include one time licensing payments.

     Two customers represented 17.0% and 14.8% of the Company's revenues for the 1997 Fiscal Year as compared with two customers representing 24.3% and 9.8% of sales for the 1996 Fiscal Year. Export sales, all of which are denominated in U.S. dollars, decreased 18.8% to $2,364,000 for the 1997 Fiscal Year from $2,913,000 for the 1996 Fiscal Year. In the industrial sector, export sales are expected to increase at a faster rate than the domestic market.

     Gross Profit. Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties and amortization of capitalized software), decreased 21.4% to $4,639,000 for the 1997 Fiscal Year from $5,903,000 for the 1996 Fiscal Year and represented 51.1% and 72.6% of revenues, respectively. Gross profit declined mainly due to write-offs of capitalized software and a write down of inventory to net realizable value. The Company completed an evaluation of the projected revenue stream associated with inventory components related to the SpaceOrb 360 and capitalized software, which indicated that the recoverability of the costs of these assets was uncertain. Therefore, the Company recognized a $329,000 charge for the write down of its capitalized software and a $600,000 charge for the write down of its inventory.

     The gross profit was further impacted by the introduction of the SpaceOrb 360, which has significantly lower gross margins than the industrial market products.

     As the Company shifts its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales derived from consumer products, it is expected that the gross profit percentage will continue to be below traditional levels. The decline is expected to be partially offset by lower costs of manufacturing under volume production. The Company's expectations regarding the decline in gross profit percentage and decreases in production costs are forward looking statements. There can be no assurance that such decreases in profit will not be greater than anticipated or that cost savings will not be less than anticipated due to numerous factors, including unanticipated development issues arising with respect to this new technology as the Company initiates volume production.

     Selling and Marketing Expenses. Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, increased 82.4% to $4,945,000 for the 1997 Fiscal Year from $2,711,000 for the 1996 Fiscal Year and represented 54.5% and 33.3% of revenues, respectively. The increase is primarily due to costs incurred in connection with the initial marketing program for the SpaceOrb 360, including extensive non-recurring television advertising and promotion expenses in excess of $1,000,000. Additional personnel and recruiting costs associated with an expansion of the sales and marketing infrastructure were also incurred during the year. Management anticipates selling and marketing expenses to decline as a percentage of revenues in the fiscal year ending March 31, 1998 ("1998 Fiscal Year"), due to cost containment programs implemented during the 1997 Fiscal Year. The Statement concerning the Company's expectations regarding the level of sales and marketing expenses is a forward looking statement. Such expenses may vary from expectations due to timing of marketing programs and other factors.

     General and Administrative Expenses. General and administrative expenses, which include the costs of the Company's corporate finance, human resources and administrative functions, increased 114.9% to $1,726,000 for the 1997 Fiscal Year from $803,000 for the 1996 Fiscal Year, and represented 19.0% and 9.9% of sales respectively. The increase is associated with increased personnel costs to expand the administrative infrastructure as well as increases in professional fees and filing fees due to additional reporting requirements consequent upon becoming a public company.

     Research and Development Expenses. Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 73.2% to $2,916,000 for the 1997 Fiscal Year from $1,684,000 for the 1996 Fiscal Year and represented 32.1% and 20.7% of revenues, respectively. The increase reflects significant investments in personnel and consultants necessary to expand software product development efforts, particularly in the Consumer, Multimedia and PC CAD markets, and engineering efforts designed to lower the cost of manufacturing of the Company's hardware components. Capitalized software costs amounted to $224,000 for the 1997 Fiscal Year in comparison to $425,000 for the 1996 Fiscal Year. The Company plans to continue expansion of software products for the consumer and the industrial marketplaces, as well as to commence development of specialized 3D interactive motion control stand alone software for licensing and revenue generation that is independent of the Company's hardware products. As such, management expects that research and development expenses will continue to increase in the 1998 Fiscal Year.

     Provision for Income Taxes. The current federal tax benefit represents taxes receivable arising primarily from the carryback of the fiscal 1997 loss to the three previous years and other refunds.

Comparison Of Fiscal Year Ended March 31, 1996 to the Fiscal Year Ended March 31, 1995

     Revenues. Revenues increased 46.9% to $8,132,000 in the 1996 Fiscal Year from $5,536,000 for the fiscal year ended March 31, 1995 ("1995 Fiscal Year"). This growth represented increased sales to new and existing customers in the domestic marketplace as well as increased sales to international customers. The Company had two customers representing 24.3% and 9.8% of the Company's revenues for the 1996 Fiscal Year as compared to two customers representing 24.3% and 16.8% of sales for the 1995 Fiscal Year. Export sales increased 67.8% to $2,913,000 for the 1996 Fiscal Year from $1,736,000 for the 1995 Fiscal Year. Increased revenues reflect, among other factors, the overall growth in the market for 3D software, greater market availability due to the release of new applications in which the Company's software is incorporated, and wider acceptance of the Company's products by end-users.

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

     General and Administrative Expenses. General and administrative expenses, which include the costs of the Company's corporate, finance, human resources and administrative functions, decreased 3.7% to $803,000 for the 1996 Fiscal Year from $834,000 for the 1995 Fiscal Year, and represented 9.9% and 15.1% of sales respectively. This reduction reflects increasing economies of scale in administrative infrastructure, the reduction of non-recurring financial consulting expenses, and the reduction of legal expenses due to non-recurring costs associated with the settlement of a lawsuit.

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

     Provision for Income Taxes. The Company's effective tax rate was 36.1% for the 1996 Fiscal Year versus 31.9% for the 1995 Fiscal Year. The tax rate was below the statutory rate in both years due to tax benefits resulting from research and development credits, which were eliminated at the federal level at the end of June 1995. The Company utilized all carryforwards related to the research and development credit in 1996.

Quarterly Operating Results

     The following tables set forth certain consolidated quarterly financial information of the Company, for the 1996 Fiscal Year and 1997 Fiscal Year. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                                       Three Month Period Ended
                                           ------------------------------------------------------------------------------
                                           June 30    Sept 30   Dec 31    Mar 31    June 30    Sept 30    Dec 31   Mar 31
                                             1995       1995      1995      1996      1996       1996      1996      1997
                                           -------    -------   ------    ------    -------    -------    ------   ------
                                                                      (in thousands except per share data)
Revenues ............................      $1,786     $2,030    $2,047    $2,269    $ 1,852    $ 2,514    $ 2,685  $ 2,024

Gross Profit ........................       1,391      1,429     1,496     1,587      1,291      1,403        930    1,015

Income (loss)  from operations ......         225        195       216        69       (339)      (590)    (2,501)  (1,518)

Net income (loss) ...................      $  151     $  134    $  178    $  165    $   (93)   $  (269)   $(2,092) $(1,268)

Net income (loss) per common share...      $ 0.03     $ 0.02    $ 0.03    $ 0.02    $ (0.01)   $ (0.04)   $ (0.29) $ (0.17)


     The Company expects that it will continue to experience fluctuations in its quarterly operating revenues and gross profit. This variability has been caused by factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of OEM and direct sales to end-users.

Liquidity And Capital Resources

     To date, the Company has funded its operations and capital expenditures primarily through cash generated from operations and the proceeds of equity financing arrangements. As of March 31, 1997 the Company had cash and cash equivalents and available-for-sale securities of $10,229,000 and working capital of $13,622,000 versus $16,037,000 and $17,503,000, respectively at March 31,
1996. The Company has no outstanding line of credit or other indebtedness for borrowed money.

     The Company used $4,408,000 to fund operating activities in the current year versus $451,000 provided by operations in the prior year. The use of funds is primarily attributable to the net loss of $3,722,000, the increase in inventory of $1,309,000, and the increase in income taxes receivable, totaling $438,000. Inventory levels were high as a result of significant purchases made in order to have the necessary anticipated quantities of the new SpaceOrb 360 ready for shipment for the holiday season. The increase in income taxes receivable reflects applications made to the Internal Revenue Service for refunds resulting from the carryback of the 1997 Fiscal Year net operating loss to the three previous years.

     Net cash provided to the Company through investing activities totaled $4,536,000 during the 1997 Fiscal Year. The increase is attributable to net proceeds in the amount of $5,607,000, generated from sales of the Company's available-for-sale securities. The increase was offset by $676,000 for purchases of furniture and equipment, (primarily computer equipment and additional investments in tools and dies for high volume, low cost manufacturing of the Company's hardware components), $171,000 expenditures for intangible assets (primarily patents) and software development costs totaling $224,000. The Company anticipates that capital expenditures for the 1998 Fiscal Year will exceed capital expenditures for the 1997 Fiscal Year, but it has no commitments or specific plans for any significant purchases. The Company expects that purchases of computers and related equipment will be required upon the hiring of additional research and development staff.

     Financing activities used $375,000 of net cash in the current year primarily as a result of the Company repurchasing common stock. The cost was offset by the proceeds received on the exercise of employee stock options

     The Company believes existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness in the PC Multimedia and Consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. In addition, the Company may consider potential acquisitions of technologies and businesses complementary to the Company's business. There are no present agreements or commitments with respect to any such acquisition; however, any such transaction may affect the Company's future capital needs.

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

Item 8. Financial Statements And Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         -------
Report of Independent Auditors..........................................   25

Consolidated Balance Sheets as of March 31, 1997 and 1996...............   26

Consolidated Statements of Operations for the years ended March 31,
    1997, 1996, and 1995................................................   27

Consolidated Statements of Shareholders' Equity for the years ended
    March 31, 1997, 1996, and 1995......................................   28

Consolidated Statements of Cash Flows for the years ended March 31,
    1997, 1996, and 1995 ...............................................   30

Notes to Consolidated Financial Statements..............................   31


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Spacetec IMC Corporation


We have audited the accompanying consolidated balance sheets of Spacetec IMC Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spacetec IMC Corporation at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 Ernst & Young LLP

Boston, Massachusetts
May 22, 1997

                           SPACETEC IMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                                      March 31
                                                                                      -----------------------------------------
                                                                                             1997                  1996
                                                                                      -------------------    ------------------
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                             $           170        $          417
   Securities available-for-sale                                                                  10,059                15,620
   Accounts receivable, less allowance for doubtful accounts of $75 and $80
          at March 31, 1997 and 1996, respectively                                                 2,285                 2,112
   Inventories                                                                                     1,718                   409
   Prepaid expenses                                                                                  275                   260
   Receivable from employees and officer                                                              19                    72
   Income taxes receivable                                                                           438                     -
   Deferred income taxes                                                                               -                   100
                                                                                      -------------------    ------------------
               Total current assets                                                               14,964                18,990


Furniture and equipment, net of accumulated depreciation of $569 and $373                            964                   870
    at March 31, 1997 and 1996, respectively
Intangible assets, net of accumulated amortization of $535 and $303                                  382                   516
    at March 31, 1997 and 1996, respectively
Software development costs, net of accumulated amortization of $312 and $172                         265                   695
    at March 31, 1997 and 1996, respectively
Other assets                                                                                          27                    37
                                                                                      -------------------    ------------------
                                                                                                   1,638                 2,118
                                                                                      -------------------    ------------------
Total assets                                                                              $       16,602          $     21,108
                                                                                      ===================    ==================

                                  LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                  $        1,267         $       1,475
   Deferred revenue                                                                                   75                    12
                                                                                      -------------------    ------------------
               Total current liabilities                                                           1,342                 1,487

Deferred income taxes
                                                                                                     -                     320

Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized                                     -                     -
    Common stock, $.01 par value; 20,000,000 authorized shares; 7,366,508 and 7,240,908 shares issued and outstanding at March 31, 1997
         and 1996, respectively                                                                       74                    72
    Additional paid-in capital                                                                    17,969                17,540
    Deferred compensation                                                                            (40)                  -
    Unrealized gain on available-for-sale securities                                                  46                   -
    Retained earnings (accumulated deficit)                                                       (2,033)                1,689
    Treasury stock, at cost; 100,000 shares                                                         (756)                  -
                                                                                     -------------------    ------------------
          Total shareholders' equity                                                              15,260                19,301
                                                                                     -------------------      ------------------
Total liabilities and shareholders' equity                                              $         16,602         $      21,108
                                                                                     ===================      ==================

                             See accompanying notes.

                           SPACETEC IMC CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands, except per share data)

                                                                 Year Ended March 31
                                                  ------------------------------------------------
                                                      1997              1996              1995
                                                  ------------      ------------      ------------
Revenues                                          $     9,075       $     8,132       $     5,536
Cost of revenues                                        4,436             2,229             1,403
                                                  ------------      ------------      ------------
   Gross profit                                         4,639             5,903             4,133
Operating expenses:
   Selling and marketing                                4,945             2,711             1,723
   Research and development                             2,916             1,684               890
   General and administrative                           1,726               803               834
                                                  ------------      ------------      ------------
      Total operating expenses                          9,587             5,198             3,447
                                                  ------------      ------------      ------------
Income (loss) from operations                          (4,948)              705               686
   Interest income                                       (632)             (278)              (95)
   Interest expense                                       -                 -                   9
                                                  ------------      ------------      ------------
Income (loss) before income taxes                      (4,316)              983               772

Income tax provision (benefit)                           (594)              355               246
                                                  ------------      ------------      ------------
Net income (loss)                                 $    (3,722)      $       628       $       526
                                                  ============      ============      ============

Net income (loss) per share                       $     (0.51)      $      0.10       $      0.09
                                                  ============      ============      ============

Weighted average common shares outstanding              7,283             6,562             6,004
                                                  ============      ============      ============

                            See accompanying notes.

                            SPACETEC IMC CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)


                                                                 Series A                  Series B
                                                              Preferred Stock           Preferred Stock
                                                         -------------------------  -----------------------
                                                             Shares       Amount       Shares      Amount
                                                         -------------------------  -----------------------
Balance at March 31, 1994                                    1,100,001    $  110      813,953      $   81
    Issuance of Series A Preferred Stock upon
           exercise of options                                 162,000        16          -           -
    Issuance of Class B Common Stock upon                                                 -           -
           exercise of options                                     -         -            -           -
    Repurchase and retirement of Common Stock                      -         -            -           -
    Issuance of Common Stock in exchange for
           shares of Panacea, Inc.                                 -         -            -           -
    Net income                                                     -         -            -           -
                                                         -------------------------  -----------------------
Balance at March 31, 1995                                    1,262,001       126      813,953          81
    Issuance of Common Stock upon public
           offering, net of underwriters' discount
           and other offering costs of $1,916                      -         -            -           -
    Conversion of Preferred Stock and Class B
           Common Stock upon public offering                (1,262,001)     (126)    (813,953)        (81)
    Net Income                                                     -         -            -           -
                                                         -------------------------  -----------------------
Balance at March 31, 1996                                          -         -            -           -
    Issuance of Common Stock upon exercise
           of options                                              -         -            -           -
    Payments to repurchase Common Stock                            -         -            -           -
    Additional offering costs                                      -         -            -           -
    Issuance of stock options                                      -         -            -           -
    Amortization of deferred compensation                          -         -            -           -
    Unrealized gain on available-for-sale                          -         -            -           -
           securities                                              -         -            -           -
    Net loss                                                       -         -            -           -
                                                         -------------------------  -----------------------
Balance at March 31, 1997                                          -      $  -            -        $  -
                                                         =========================  =======================

                                                                                            Class B
                                                                Common Stock              Common Stock
                                                         -------------------------  -----------------------
                                                             Shares       Amount       Shares      Amount
                                                         -------------------------  -----------------------
Balance at March 31, 1994                                     525,000     $    5       350,000     $   97
    Issuance of Series A Preferred Stock upon
           exercise of options                                    -          -             -          -
    Issuance of Class B Common Stock upon
           exercise of options                                    -          -          45,000         17
    Repurchase and retirement of Common Stock                  (1,000)       -             -          -
    Issuance of Common Stock in exchange for
           shares of Panacea, Inc.                             50,000          1           -          -
    Net income                                                    -          -             -          -
                                                          ----------------------- ------------------------
Balance at March 31, 1995                                     574,000          6       395,000        114
    Issuance of Common Stock upon public
           offering, net of underwriters' discount
           and other offering costs of $1,916               1,725,000         17           -          -
    Conversion of Preferred Stock and Class B
           Common Stock upon public offering                4,941,908         49      (395,000)      (114)
    Net Income                                                    -          -             -          -
                                                          ----------------------- ------------------------
Balance at March 31, 1996                                   7,240,908         72           -          -
    Issuance of Common Stock upon exercise
           of options                                         125,600          2           -          -
    Payments to repurchase Common Stock                           -          -             -          -
    Additional offering costs                                     -          -             -          -
    Issuance of stock options                                     -          -             -          -
    Amortization of deferred compensation                         -          -             -          -
    Unrealized gain on available-for-sale                         -          -             -          -
           securities                                             -          -             -          -
    Net loss                                                      -          -             -          -
                                                          ----------------------- ------------------------
Balance at March 31, 1997                                   7,366,508     $   74           -       $  -
                                                          ======================= ========================


                            See accompanying notes

                           SPACETEC IMC CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                                                                                                                 Retained
                                                                 Additional                    Unrealized        Earnings
                                                                  Paid-in      Deferred          Gain on       (Accumulated
                                                                  Capital    Compensation      Investments       Deficit)
                                                                 ----------  ------------      -----------     ------------
Balance at March 31, 1994                                        $  1,839     $     -           $     -         $    535
  Issuance of Series A Preferred Stock upon
    exercise of options                                                42           -                 -               -
  Issuance of Class B Common Stock upon
    exercise of options                                                -            -                 -               -
  Repurchase and retirement of Common Stock                            -            -                 -               -
  Issuance of Common Stock in exchange for shares of
    Panacea, Inc.                                                      70           -                 -               -
  Net income                                                           -            -                 -              526
                                                                 ---------   ----------        ---------       ----------
Balance at March 31, 1995                                           1,951           -                 -            1,061
  Issuance of Common Stock upon public offering, net of
    underwriters' discount and other offering costs of
    $1,916                                                         15,317           -                 -               -
  Conversion of Preferred Stock and Class B Common
    Stock upon public offering                                        272           -                 -               -
  Net Income                                                           -            -                 -              628
                                                                 ---------   ----------        ---------       ----------
Balance at March 31, 1996                                          17,540           -                 -            1,689
  Issuance of Common Stock upon exercise of options                   384           -                 -               -
  Payments to repurchase Common Stock                                  -            -                 -               -
  Additional offering costs                                            (5)          -                 -               -
  Issuance of stock options                                            50          (50)               -               -
  Amortization of deferred compensation                                -            10                -               -
  Unrealized gain on available-for-sale securities                     -            -                 46              -
  Net loss                                                             -            -                 -           (3,722)
                                                                 ---------   ----------        ---------       ----------
Balance at March 31, 1997                                        $ 17,969     $    (40)         $     46        $ (2,033)
                                                                 =========   ==========        =========       ==========


                                                                        Treasury Stock         Total
                                                                  ------------------------  Shareholders'
                                                                     Shares        Amount      Equity
                                                                  ------------------------  ------------
Balance at March 31, 1994                                                -       $    -      $  2,667
  Issuance of Series A Preferred Stock upon
    exercise of options                                                  -            -            58
  Issuance of Class B Common Stock upon
    exercise of options                                                  -            -            17
  Repurchase and retirement of Common Stock                              -            -            -
  Issuance of Common Stock in exchange for shares of
    Panacea, Inc.                                                        -            -            71
  Net income
                                                                         -            -           526
                                                                  ------------------------  ----------
Balance at March 31, 1995                                                -            -         3,339
  Issuance of Common Stock upon public offering, net of
    underwriters' discount and other offering costs of
    $1,916                                                               -            -        15,334
  Conversion of Preferred Stock and Class B Common
    Stock upon public offering                                           -            -            -
  Net Income                                                             -            -           628
                                                                  ------------------------  ----------
Balance at March 31, 1996                                                -            -        19,301
  Issuance of Common Stock upon exercise of options                      -            -           386
  Payments to repurchase Common Stock                              (100,000)        (756)        (756)
  Additional offering costs                                              -            -            (5)
  Issuance of stock options                                              -            -            -
  Amortization of deferred compensation                                  -            -            10
  Unrealized gain on available-for-sale securities                       -            -            46
  Net loss                                                               -            -        (3,722)
                                                                  ------------------------  ----------
Balance at March 31, 1997                                          (100,000)     $  (756)    $ 15,260
                                                                  ========================  ==========

                            See accompanying notes

                            SPACETEC IMC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                         Year Ended March 31
                                                                       --------------------------------------------------
                                                                             1997              1996             1995
                                                                       --------------    ---------------    -------------
Operating activities
Net income (loss)                                                      $       (3,722)   $           628    $         526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                1,063                557              189
   Deferred income taxes                                                         (220)                50               90
   Loss on disposal of assets                                                     488                  -                -
Changes in operating assets and liabilities:
   Accounts receivable, net                                                      (173)              (840)            (436)
   Inventories                                                                 (1,309)              (215)             (59)
   Prepaid expenses and other assets                                               (5)              (221)             (57)
   Due from employees and officer                                                  53                (67)               1
   Income taxes receivable                                                       (438)                 -                -
   Accounts payable and accrued expenses                                         (208)               598              130
   Deferred revenue                                                                63                (39)              51
                                                                       --------------    ---------------    -------------
Net cash provided by (used in) operating activities                            (4,408)               451              435
Investing activities
Net change in securities available-for-sale                                     5,607            (14,120)            (500)
Purchase of furniture and equipment                                              (676)              (633)            (255)
Purchase of intangible assets                                                    (171)              (129)            (452)
Software development costs                                                       (224)              (425)            (269)
                                                                       --------------    ---------------    -------------
Net cash provided by (used in) investing activities                             4,536            (15,307)          (1,476)
Financing activities
Proceeds from issuance of common stock, net of costs                                -             15,334                -
Proceeds from issuance of Class B Common Stock                                      -                  -               17
Proceeds from issuance of Preferred stock                                           -                  -               58
Proceeds from exercise of stock options                                           386                  -                -
Stock repurchase                                                                 (756)                 -                -
Additional offering costs                                                          (5)                 -                -
Repayment of line of credit                                                         -                (65)               -
Repayment of capital lease obligation                                               -                 (3)              (5)
                                                                       --------------    ---------------    -------------
Net cash provided by (used in) financing activities                              (375)            15,266               70
                                                                       --------------    ---------------    -------------
Net increase in cash and cash equivalents                                        (247)               410             (971)
Cash and cash equivalents at beginning of period                                  417                  7              978
                                                                       --------------    ---------------    -------------
Cash and cash equivalents at end of period                             $          170    $           417    $           7
                                                                       ==============    ===============    =============

Supplemental disclosure of cash flow information:
   Income taxes paid                                                   $          336    $           220    $         242
                                                                       ==============    ===============    =============
   Interest paid                                                       $            -    $            15    $           9
                                                                       ==============    ===============    =============

Noncash investing and financing activities:
   Acquisition of Panacea, Inc. for common stock                                                            $          71
                                                                                                            =============
   Adjustment of Pancea Inc. purchase price                                              $            48
                                                                                         ===============
   Unrealized gain on available-for-sale securities                    $           46
                                                                       ==============

                             See accompanying notes.

                           Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements
                      Years Ended March 31, 1997 and 1996


1.  Basis of Presentation

Description Of Business

Spacetec IMC Corporation (the "Company") is a Massachusetts corporation, organized in April 1991. The Company manufactures and markets real time three dimensional ("3D") interactive motion control ("IMC") input hardware controllers and integration software for the industrial CAD/CAM/CAE and consumer markets in the domestic and international arenas.

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and through March 1996, its wholly-owned subsidiary, Panacea, Inc. ("Panacea"). Upon consolidation, all significant intercompany accounts have been eliminated. Panacea was merged into the Company on March 22, 1996.

Risks And Uncertainties

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions by management affect the Company's allowance for doubtful accounts, reserve for inventory obsolescence and certain accrued expenses. Actual results could differ from those estimates.

2.  Significant Accounting Policies

Cash Equivalents and Securities Available-for-Sale

The Company considers all highly liquid financial instruments with a maturity at the date of acquisition of three months or less to be cash equivalents. At March 31, 1997 and 1996, these securities consist principally of commercial paper and debt securities maturing within one year or less. Given the short-term nature of these investments and their availability for use in the Company's current operations, these amounts are classified as "available-for-sale". Available-for-sale securities are carried at fair market value and unrealized gains and losses are reported as a separate component of shareholders' equity. Unrealized gains included in shareholders' equity totaled $46,000 at March 31, 1997. At
March 31, 1996, the fair market value of these investments approximated cost.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


2.  Significant Accounting Policies - (Continued)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, securities available-for-sale and trade receivables. Cash equivalents and securities available-for-sale consist of temporary investments in money market funds with maturity dates of three months or less when purchased, commercial paper and debt securities with maturity dates of one year or less when purchased, and have limited credit exposure.

Concentrations of credit risk with respect to trade receivables arise as a significant portion of the Company's customer base is comprised of high technology manufacturers. The Company had two customers representing approximately 17% and 15% of 1997 sales, two customers representing approximately 24% and 10% of 1996 sales and two customers representing approximately 24% and 17% of 1995 sales. Although the Company's exposure to credit risk associated with nonpayment by high technology manufacturers is affected by conditions or occurrences within the high technology industry, trade receivables from the high technology manufacturers were current at March 31, 1997. The Company's write-offs related to the collection of trade accounts receivable amounted to $76,000 and $27,000 in 1997 and 1996, respectively, and were immaterial in 1995.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first in, first out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. The useful lives of furniture and equipment range from three to seven years. Leasehold improvements are stated at cost and amortized over the remaining life of the building lease.

Intangible Assets

Intangible assets consist of acquired technology, patents, license and non-compete agreements. Acquired technology and patents are amortized on a straight-line basis over three to five years. Non-compete agreements pertain to payments in fiscal 1995 of $325,000 to certain former employees of Panacea. Remaining amounts related to non-compete agreements are being amortized over the terms of the respective agreements, which are five years.

Management periodically reviews the Company's intangible assets for impairment based on an assessment of future operations to ensure that they are appropriately valued.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)

2.  Significant Accounting Policies - (Continued)

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

The Company provides customers with a twelve month warranty from the date of sale. Estimated warranty obligations are provided at the time of sale of the Company's products based on historical and anticipated warranty costs. Warranty costs during 1997, 1996 and 1995 were immaterial.

Research And Development Costs

Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured.

Technological feasibility is defined as the establishment of a working prototype or a detail program design. Amortization of software development costs is the greater of the amount computed using (i) the ratio of current gross revenues to the total of current and anticipated future gross revenues of each product or
(ii) the straight-line method over the expected useful life of the product, which generally does not exceed three years. Amortization of software development costs in 1997, 1996 and 1995 was approximately $654,000, $136,000 and $33,000, respectively, and is included in cost of sales. In 1997, management determined that the recoverability of certain costs associated with the capitalized software was uncertain and recorded a charge of $329,000 for the write down of the software. This amount is included in amortization expense for the year ended March 31, 1997.

Income Taxes

The Company provides for income taxes under the liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to effect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


2.  Significant Accounting Policies - (Continued)

Stock-based Compensation

The Company has adopted the disclosure provisions only of Financial Accounting Standards No. 123, "Accounting For Stock-based Compensation" ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock issued to Employees. In certain cases, options issued to non-employees are accounted for under FAS 123, and compensation expense has been recognized.

Net Income/Loss Per Share

Net income/loss per share is computed using the weighted average number of common shares and equivalents outstanding during each period. Common stock equivalents are excluded from the computation when their effect is anti-dilutive.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and earlier application is not permitted. The pro forma effect of adopting SFAS 128 for the period ending March 31, 1997 and 1996 is not material.

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with current classifications.

3.  Acquisition

On January 1, 1995, the Company issued 50,000 shares of its Common Stock to a former shareholder of Panacea in exchange for all outstanding shares of Panacea. This transaction has been accounted for as a purchase. The fair value of the issued shares totaled $71,000 and has been allocated to the fair market value of the assets acquired and liabilities assumed with any excess applied to goodwill (approximately $71,000). The results of operations of Panacea have been included in the consolidated financial statements from the date of acquisition.

4.  Inventories

Inventories consist of the following:

                                                 March 31,
                                         1997               1996
                                    --------------------------------
                                               (in thousands)
Materials                               $1,133              $150
Work-in-process                             31               136
Finished goods                             554               123
                                    --------------------------------
                                        $1,718              $409
                                    ================================

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)

5.  Accounts Payable And Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                    March 31
                                         -----------------------------
                                            1997               1996
                                         -----------------------------
                                                 (in thousands)
Trade payables                              $1,055            $1,124
Commission and royalties                       130               247
Accrued compensation                            27                 -
Income taxes                                     -                80
Other                                           55                24
                                         -----------------------------
                                            $1,267            $1,475
                                         =============================

6.  Commitments

Operating Leases

The Company leases office equipment and certain office space under various agreements which expire through the fiscal year 2001. The agreement pertaining to office space is subject to rent escalation clauses. Future minimum lease payments under these noncancelable operating lease agreements are as follows:

              Year
              ----
              1998                                    $ 266,000
              1999                                      283,000
              2000                                      282,000
              2001                                       71,000
                                                   ---------------

                                                      $ 902,000
                                                   ===============

Total rent expense for the years ended March 31, 1997, 1996 and 1995 amounted to approximately $272,000, $136,000 and $79,000, respectively.

Royalty Agreements

In May 1991, the Company entered into a royalty agreement (the "Agreement") with a shareholder of the Company. Pursuant to the Agreement, the Company is obliged to pay one-half of one percent (0.5%) of all net revenues received by the Company with respect to technology covered by certain existing patents which relate to the Company's hardware products. The Agreement will remain in effect until the last of such patents expire.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


6.  Commitments - (Continued)

Pursuant to the acquisition of Panacea (Note 3), the Company is obligated to pay royalties on net revenues received from the sales of certain of the Company's products which contain purchased technology. Royalties are paid at fifteen dollars per five hundred seats sold on one product and at eight percent (8%) of net revenues for another product.

The Company incurred royalty expenses of approximately $74,000, $67,000 and $24,000 under these agreements in fiscal years 1997, 1996 and 1995, respectively.

7.  Segment Information And Export Sales

The Company operates in one industry segment: the manufacturing and marketing of real time 3D IMC hardware input controllers and integration software for the industrial CAD/CAM/CAE and consumer electronics market. Export sales, all of which are denominated in U.S. dollars, totaled approximately 26%, 36% and 31% of total sales, for the years ended March 31, 1997, 1996 and 1995, respectively.

8.  Income Taxes

The provision for income taxes consists of the following:

                                       Years ended March 31
                            -------------------------------------------
                                 1997           1996          1995
                            -------------------------------------------
                                   Deferred Method          Liability
                                                            Method
                                            (in thousands)
Currently payable:
   Federal                        $(318)        $265          $132
   State                            (56)          40            24
                            -------------------------------------------
                                   (374)          305           156
Deferred:
   Federal                         (187)          42            68
   State                            (33)           8            22
                            -------------------------------------------
                                   (220)          50            90
                            -------------------------------------------
                                  $(594)        $355          $246
                            ===========================================

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)

8.  Income Taxes - (Continued)

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                                Years ended March 31
                                         ------------------------------------
                                            1997        1996       1995
                                         ------------------------------------
Tax at federal statutory rate              (34.0)%      34.0%     34.0%
State taxes, net of federal benefit         (6.0)        6.3       6.3
Research and development credits            (4.1)       (4.7)     (8.4)
Other, net                                   (.1)         .5        -
Increase in valuation allowance             30.4          -         -
                                         ------------------------------------

                                           (13.8)%      36.1%     31.9%
                                         ====================================

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         March 31
                                             --------------------------------
                                                    1997          1996
                                             --------------------------------
                                                       (in thousands)
Deferred tax assets:
   Net operating loss carryforward                  $ 568         $ -
   R&D credit carryforward                            367           -
   Inventory obsolescence reserve                     290          31
   Allowance for doubtful accounts                     59          32
   Accrued vacation                                    19          37
   Deferred revenue                                    30           -
   Uniform capitalization                               5          16
   Covenant not to compete                             48          31
   Other                                               (3)          3
   Valuation allowance                             (1,156)          -
                                             --------------------------------
                                                      227         150

Deferred tax liabilities:
   Software development costs                        (132)       (274)
   Patents                                            (50)        (79)
   Tax over book depreciation                         (45)        (17)
                                             --------------------------------
   Total deferred tax liabilities                    (227)       (370)
                                             --------------------------------
                                                    $   -       $(220)
                                             ================================

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


9.  Related Party Transactions

During the fiscal years 1997, 1996, and 1995, the Company sold its products to Spatial Systems, Limited, a shareholder of the Company whose Chairman is also a Director of the Company. Sales to Spatial Systems Limited for the years ended March 31, 1997, 1996, and 1995, amounted to approximately $278,000, $140,000, and $110,000, respectively. Accounts receivable at March 31, 1997, 1996 and 1995 from Spatial Systems Limited were approximately $149,000, $79,000 and $28,000, respectively.

10. Capital Stock

On March 31, 1995, the Board of Directors approved a two-for-one stock split in the form of a dividend to Class A Common shareholders on record on March 31, 1995. In September 1995, the Board of Directors approved an amendment to the Company's Articles of Organization to (i) authorize 8,500,000 shares of Common Stock, $0.01 par value ("Common Stock"); (ii) convert each outstanding share of Class A Common to a share of Common Stock; (iii) eliminate the authorized shares of Class A Common and (iv) to provide for the automatic conversion of each share of nonvoting Class B Common Stock to two shares of Common Stock and eliminate the authorized shares of Class B Common Stock upon the Company's initial public offering. All references to capital stock, shares and per share amounts have been restated to retroactively reflect the stock split and terms of the amendment. Also in September 1995, the Company's Board of Directors approved a restatement and further amendment to the articles of organization to replace the authorized capital stock with 20,000,000 shares of Common Stock, $0.01 par value and 1,000,000 shares of preferred stock, $0.01 par value, effective upon the closing of the Company's initial public offering. Both amendments were approved by the Company's shareholders on October 6, 1995 with the first becoming effective on October 12, 1995, and the second on December 6, 1995.

As a result, with the closing date of the Company's initial public offering in Decmeber 1995, each share of the Company's Series A Preferred Stock and
Series B Preferred Stock automatically converted into two shares of the Company's Common Stock and the authorized shares associated with the Series A and B Preferred Stock were eliminated. (Net proceeds of the public offering, after deduction of $1,916,000 for underwriters' fees and other offering costs, amounted to $15,334,000.)

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


10. Capital Stock - (Continued)

In July 1996, the Board of Directors authorized the repurchase, from time to time, of up to 100,000 shares of the Company's Common Stock. Repurchases under this program were completed in December 1996 at a cost of $756,000.

11. Stock Options

On December 4, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the Amended and Restated 1995 Director Stock Option Plan (the "Director Plan)" in which all directors who are not employees of the Company (the "Eligible Directors") participate. The Company has reserved 225,000 shares of Common Stock for issuance under the Director Plan. Upon initial election to the Board of Directors, each new Eligible Director is to be granted an option to purchase 10,000 shares of Common Stock. On each December 31st thereafter, any eligible director serving as such on that date will be granted options ("Annual Options") to purchase 10,000 shares. Options become exercisable with respect to 3,000 shares on the date of grant, 3,000 shares on the second anniversary of the date of grant and 4,000 shares on the third anniversary of the date of grant, if the optionholder is a member of the Board at the opening of business on that date. The options have a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition to the Annual Options, the Director Plan allowed for the grant of 20,000 options to each of two current directors and 14,000 options to a third director ("Initial Options"). The Initial Options become exercisable with respect to 30% on the date of grant, 30% on the second anniversary of the date of grant, and 40% on the third anniversary of the date of grant.

The Company's Amended and Restated 1993 Stock Option Plan (the "1993 Plan") was readopted by the Board of Directors on September 29, 1995. The 1993 Plan authorized the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("ISOs") and non-qualified stock options. The 1993 Plan allows for the purchase of an aggregate of 1,600,000 shares (subject to adjustment for stock splits and similar capital changes) of common stock to employees of the Company and, in the case of non-qualified stock options, to consultants of the Company or any Affiliate (as defined in the 1993 Plan) capable of contributing to the Company's performance. The Board of Directors has appointed the Compensation Committee to administer the Plan.

The purchase price per share of stock deliverable upon the exercise of a stock option is determined by the Compensation Committee provided that the exercise price for ISOs shall not be less than the fair market value of the stock on the date of grant. Each option granted under the Plan is exercisable either in full or in installments as set forth in each recipient's option agreement. Incentive stock options generally vest over a five-year period. All options expire ten years after the date of grant.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)

11. Stock Options - (Continued)

Pursuant to the requirements of FAS 123, the following are the pro forma net income or loss and net income or loss per share for the years ended March 31, 1997 and 1996, as if the compensation expense for the options plans had been determined based on the fair value at the grant date for grants during fiscal years 1997 and 1996, consistent with the provisions of FAS 123:

                                                     1997                                   1996
                                      ----------------------------------     ----------------------------------
                                         As Reported       Pro Forma           As Reported        Pro Forma
                                      ----------------- ----------------     ---------------- -----------------
Net income (loss) (in 000's)........       $(3,722)         $(4,335)                 $628               $86
Net income (loss) per share.........        $(0.51)          $(0.60)                $0.10             $0.01

The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes multiple option model with the following assumptions:

                                                       1997           1996
                                                ---------------- ---------------
Expected term in years (from vest
       date)................................         1.0              1.0
Volatility..................................        70.0%            70.0%
Interest rate...............................      5.92%-6.30%     4.63%-6.27%

The Company has never declared nor paid dividends on any of its capital stock and does not expect to in the foreseeable future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The effects on 1997 and 1996 pro forma net income or loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


11.  Stock Options - (Continued)

of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

The following table presents the combined activity of the 1993 Plan and the Director Plan for the years ended March 31, 1997 and 1996:

                                                               1997                                   1996
                                                -----------------------------------    -----------------------------------
                                                                     Weighted                                Weighted
                                                                     Average                                 Average
                                                                     Exercise                                Exercise
                                                       Shares         Price                   Shares          Price
                                                -----------------------------------    -----------------------------------
Outstanding beginning of period............           873,050         $4.05                  183,000          $0.61
   Granted.................................           267,150          6.90                  708,550           4.97
   Canceled................................          (141,730)         5.83                  (18,500)          6.10
   Exercised...............................          (125,600)         3.07                     -               -
                                                -----------------------------------    -----------------------------------
Outstanding at end of year.................           872,870         $4.76                  873,050           $4.05
                                                ===================================    ===================================

Options exercisable at year end............           225,904         $3.47                  162,000           $2.58
                                                ===================================    ===================================

Available for grant at end of year                    826,530                                951,950
                                                =================                      =================

Weighted average fair value per share of
options granted during the year                                       $3.44                                    $2.61
                                                                 ==================                     ==================


                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


11.  Stock Options - (Continued)

The following table presents weighted average price and life information for significant option groups outstanding at March 31, 1997:


                                         Options Outstanding                                 Options Exercisable
                   -----------------------------------------------------------      -------------------------------------
                                           Weighted              Weighted                                  Weighted
                                           Average               Average                                   Average
    Range of            Number             Remaining             Exercise                Number            Exercise
 Exercise Prices     Outstanding           Life (yrs)             Price                Exercisable          Price
------------------------------------------------------------                        -------------------------------------
 $0.05-  $1.10           163,200                     6.17           $0.63                    77,600            $0.57
 $2.84-  $3.12           217,500                     7.32           $2.88                    68,700            $2.87
 $4.00-$11.00            492,170                     9.07           $6.98                    79,604            $6.81
                   --------------                                                   ----------------
                         872,870                                                            225,904
                   ==============                                                   ================


12.  Employee Stock Purchase Plan

In September 1995, the Company approved an Employee Stock Purchase Plan (the "Purchase Plan") under which employees may purchase shares of Common Stock at a discount from fair market value. There are 100,000 shares of Common Stock reserved for issuance under the Purchase Plan. To date, there have been no shares issued under the Plan. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when stock may purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The Purchase Plan terminates on September 29, 2005. The first offering period commenced April 1, 1997.

                           Spacetec IMC Corporation
            Notes to Consolidated Financial Statements (continued)


13.  Subsequent Events

Stock Option Repricing

On April 11, 1997, the Board of Directors approved a repricing of all options granted to current employees of the Company. Options meeting qualification were repriced at $3.25 per share which equaled the fair market value of the Company's Common Stock on that date.

Stock Repurchase

On May 15,1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for September 1997 (the "Proxy Statement").

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

     2. FINANCIAL STATEMENT SCHEDULES

           Schedule II   Valuation and Qualifying Accounts

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. EXHIBITS

           The exhibits are listed below under Part IV, Item 14(c) of this report.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.


(C)      EXHIBITS


Number             Footnote                      Description
--------------------------------------------------------------------------------
 3.1                     1                 Restated Articles of Organization.

 3.3                     2                 Restated By-Laws of Registrant.

 4.1                     3                 Specimen certificate for shares of
                                           Common Stock of the Registrant.

10.1                     3                 Amended and Restated Stock Option
                                           Plan.*

10.2                                       Amended and Restated 1995 Director
                                           Stock Option Plan.* Filed herewith.

10.3                     3                 1995 Employee Stock Purchase Plan.*

10.4                     4                 Real Estate Lease Agreement between
                                           the Registrant and Wannalancit Office
                                           and Technology Center Trust dated
                                           April 19, 1991, as amended.

10.5                     5                 Sublease Agreement between the
                                           Registrant and TRC Environmental
                                           Corporation dated December 26, 1995.

10.6                     5                 Recognition, Non-Disturbance and
                                           Attornment Agreement between the
                                           Registrant and Historic Boott Mill
                                           Limited Partnership dated December
                                           26, 1995.


10.7                      3                 Royalty Agreement dated May 29, 1991
                                            between the Registrant and John A.
                                            Hilton.*

10.8                      3                 License Agreement dated May 29, 1991
                                            between the Registrant and Spatial
                                            Systems Ltd.

10.9                      3                 Form of indemnification agreement
                                            between the Registrant and each of
                                            its directors.

10.10                   3,6                 Resale Agreement dated as of May 1,
                                            1991 between the Registrant and
                                            Electronic Data Systems Corporation
                                            (as successor to McDonnell Douglas
                                            Corporation), as amended by
                                            Amendment No. 1 dated December 23,
                                            1993 and Amendment No. 2 dated
                                            October 6, 1994.

10.11                   3,6                 Distribution and Marketing Agreement
                                            dated April 28, 1994 between the
                                            Registrant and Sumisho Electronic
                                            Devices Corporation.

10.12                     3                 Adoption Agreement for Aetna Life
                                            Insurance and Annuity Company
                                            Standardized 401(k) Profit Sharing
                                            Plan and Trust (Spacetec IMC
                                            Corporation 401(k) Plan) dated June
                                            7, 1995.*

10.13                     3                 Form of Confidentiality and
                                            Inventions Agreement between the
                                            Registrant and its employees.

10.14                     3                 Form of Non-Disclosure Agreement
                                            between the Registrant and its
                                            consultants.

10.15                     3                 Guaranty by Dennis T. Gain dated
                                            April 19, 1991 of the Registrant
                                            under the real estate lease filed as
                                            Exhibit 10.4.

10.16                   5,6                 Basic Order Agreement between the
                                            Registrant and Digital Equipment
                                            Corporation dated March 19, 1996.

11.1                                        Statement Re: Computation of Per
                                            Share Earnings (Loss). Filed
                                            herewith.

21.1                                        Subsidiary of the Registrant. Filed
                                            herewith.

23.1                                        Consent of Ernst & Young LLP. Filed
                                            herewith.

27.1                                        Financial Data Schedule. Filed
                                            herewith.

99.1                                        Important Factors Regarding Forward-
                                            Looking Statements. Filed herewith.
--------------------------------

* Identifies a management contract or compensatory plan or an agreement in which an executive officer or director of the Company participates.

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

(5) Filed as an exhibit with the same number to the Spacetec IMC Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

(6) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned.


                            SPACETEC IMC CORPORATION



Dated:            June 27, 1997
                                                  By:/s/ Dennis T. Gain
                                                     -------------------------
                                                     Dennis T. Gain, President



         Signature                          Title                                      Date
         ---------                          -----                                      ----

/s/ Dennis T. Gain                 President, Chief Executive Officer              June 27, 1997
------------------------------     and Chairman of the Board of
Dennis T. Gain                     Directors (Principal Executive Officer)


/s/ Neil M. Rossen                 Chief Financial Officer, Senior                 June 27, 1997
------------------------------     Vice President of Finance
Neil M. Rossen                     (Principal Financial and Accounting
                                   Officer)


/s/ Morton E. Goulder              Director                                        June 27, 1997
------------------------------
Morton E. Goulder

/s/ J. Grant Jagelman              Director                                        June 27, 1997
------------------------------
J. Grant Jagelman

 /s/ Jerry H. Loyd                 Director                                        June 27, 1997
------------------------------
Jerry H. Loyd

/s/ Patrick J. Sullivan            Director                                        June 27, 1997
------------------------------
Patrick J. Sullivan


                           SPACETEC IMC CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years ended March 31, 1997, 1996, and 1995
                                (in thousands)


                            Balance at    Charge to                  Balance at
                            Beginning     Costs and                    End of
                            of Period     Expenses      Write-offs     Period
                            ---------------------------------------------------

1997
Allowance for doubtful
accounts                       $80           $71           $76           $75

1996
Allowance for doubtful
accounts                       $10           $97           $27           $80

1995
Allowance for doubtful
accounts                       $ 7           $ 3           $ -           $10