Form 10-Q
period 1997-06-30
SPACETEC IMC CORP
filed 1997-08-11
CIK 1002175

FORM 10-Q
---------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

        (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______  to _______
                        Commission file number  0-27302




                           SPACETEC IMC CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                                             04-3116697
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                             Identification   No.)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts      01852
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (508)275-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X        No
                                        -----        -----

The number of shares outstanding of each of the issuer's classes of common stock as of

             Class                          Outstanding at June 30, 1997
             -----                          ----------------------------

  Common Stock, $.01 par value                          7,194,208

                           SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets as of June 30, 1997
        and March 31, 1997........................................  3

        Condensed consolidated statements of operations for the
        three months ended June 30, 1997 and 1996.................  4

        Condensed consolidated statements of cash flows for the
        three months ended June 30, 1997 and 1996.................  5

        Notes to consolidated condensed financial statements as of
        June 30, 1997.............................................  6

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations..............................  8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities-None
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders-None
Item 5. Other Information-None
Item 6. Exhibits and Reports on Form 8-K..........................  12

SIGNATURES........................................................  14

Item I.  Financial Statements

                           Spacetec IMC Corporation
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                                       June 30              March 31
                                                                                         1997                 1997
                                                                                   -----------------    ----------------
                                                                                       (Unaudited)            (Note)
Assets

Current assets:
   Cash and cash equivalents                                                          $    185             $    170
   Securities available-for-sale                                                         9,864               10,059
   Accounts receivable, net                                                              1,814                2,285
   Inventories                                                                           1,419                1,718
   Prepaid expenses                                                                        241                  275
   Due from employees and officer                                                           22                   19
   Income taxes receivable                                                                 353                  438
                                                                                      --------             --------
               Total current assets                                                     13,898               14,964


Furniture and equipment, net                                                             1,040                  964
Intangible assets, net                                                                     346                  382
Software development costs, net                                                            217                  265
Other assets                                                                                27                   27
                                                                                      --------             --------
                                                                                         1,630                1,638
                                                                                      --------             --------
Total assets                                                                          $ 15,528             $ 16,602
                                                                                      ========             ========

Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued expenses                                              $  1,205             $  1,267
   Deferred revenue                                                                         65                   75
                                                                                      --------             --------
               Total current liabilities                                                 1,270                1,342


Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized                            --                   --
   Common stock, $.01 par value; 20,000,000 shares authorized;
         7,369,208 and 7,366,508 shares issued and outstanding at June 30, 1997
         and March 31, 1997, respectively                                                   74                   74
    Additional paid-in capital                                                          17,976               17,969
    Deferred Compensation                                                                  (40)                 (40)
    Unrealized gain on available-for-sale securities                                        55                   46
    Accumulated deficit                                                                 (2,757)              (2,033)
    Treasury stock, at cost; 175,000 shares and 100,000 shares at June 30, 1997
         and March 31, 1997, respectively                                               (1,050)                (756)
                                                                                      --------             --------
          Total shareholders' equity                                                    14,258               15,260
                                                                                      --------             --------
Total liabilities and shareholders' equity                                            $ 15,528             $ 16,602
                                                                                      ========             ========


Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Operations
                                   Unaudited
                      (in thousands, except per share data)

                                                     Three Months Ended
                                                           June 30
                                                     1997        1996
                                                    -------    -------

Revenues                                            $ 2,083    $ 1,852
Cost of revenues                                        662        561
                                                    -------    -------
                                                      1,421      1,291

Operating expenses:
   Selling and marketing                              1,054        735
   Research and development                             862        530
   General and administrative                           368        365
                                                    -------    -------
              Total operating expenses                2,284      1,630
                                                    -------    -------

Loss from operations                                   (863)      (339)

   Interest income                                     (139)      (196)
                                                    -------    -------
Loss before income taxes                               (724)      (143)

Income tax benefit                                     --          (50)
                                                    -------    -------
Net loss                                            $  (724)   $   (93)
                                                    =======    =======

Net loss per share                                  $ (0.10)   $ (0.01)
                                                    =======    =======
Weighted average common shares outstanding            7,238      7,277
                                                    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)

                                                                                                   Three months ended
                                                                                                         June 30
                                                                                                       1997     1996
                                                                                                      -----    -----
Operating activities

Net loss                                                                                              $(724)   $ (93)
Adjustments to reconcile net loss to net cash provided

   by (used in) operating activities:

   Depreciation and amortization                                                                        195      186
Changes in operating assets and liabilities:

   Accounts receivable, net                                                                             471       95
   Inventories                                                                                          299     (133)
   Prepaid expenses and other assets                                                                     34     (141)
   Due from employees and officer                                                                        (3)     --
   Income taxes receivable                                                                               85      --
   Accounts payable and accrued expenses                                                                (62)    (743)
   Deferred revenue                                                                                     (10)      18
                                                                                                      -----    -----
Net cash provided by (used in) operating activities                                                     285     (811)
Investing activities

Net sales of securities available-for-sale                                                              204      523
Purchase of furniture and equipment                                                                    (187)    (298)
Purchase of intangible assets                                                                           --       (50)
Software development costs                                                                              --      (114)
                                                                                                      -----    -----
Net cash provided by investing activities                                                                17       61
Financing activities

Proceeds from exercise of stock options                                                                   7      338
Stock repurchase                                                                                       (294)     --
Additional offering costs                                                                               --        (5)
                                                                                                      -----    -----
Net cash provided by (used in) financing activities                                                    (287)     333
                                                                                                      -----    -----
Net increase in cash and cash equivalents                                                                15     (417)
Cash and cash equivalents at beginning of period                                                        170      417
                                                                                                      -----    -----
Cash and cash equivalents at end of period                                                            $ 185    $ --
                                                                                                      =====    =====


Supplemental disclosure of cash flow information:

   Income taxes paid                                                                                  $   4    $ 235
                                                                                                      =====    =====


Non-cash investing and financing activities:

  Unrealized gain on available-for-sale securities                                                    $  55    $ --
                                                                                                      =====    =====


     See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                (IN THOUSANDS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The Company suggests that these interim consolidated condensed financial statements be read in conjunction with the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  INVENTORIES

Inventories consist of the following:

                           JUNE 30  MARCH 31
                            1997      1997
                         -------------------

        MATERIALS           $1,014    $1,133
        WORK-IN-PROCESS         28        31
        FINISHED GOODS         377       554
                         -------------------
                            $1,419    $1,718
                         ===================

3.  LOSS PER COMMON SHARE


Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 is not expected to have any impact on the Company's earnings per share as the Company continues to be in a net loss position and, consequently, common equivalent shares from stock options are excluded as their effect is antidilutive.

4.  ACQUISITION OF SPATIAL SYSTEMS LTD.

On April 19, 1997, the Company initiated a tender offer to purchase all of the outstanding shares of Spatial Systems Ltd. ("SSL") from SSL's stockholders in exchange for shares of Common Stock of the Company. For each fifteen shares of SSL, the SSL shareholders will receive two shares of the Company's Common Stock, and for every option to purchase twelve shares of SSL, the option holder will receive one share of the Company's Common Stock. The tender offer ended on July 18, 1997. As a result of the tender offer, all shares of Common Stock of the Company owned by SSL will be canceled. The tender offer, together with the cancellation of the shares of the Company's Common Stock owned by SSL, will not affect the number of shares outstanding of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues:

Revenues increased 12.5% to $2,083,000 for the three months ended June 30, 1997 (the "current quarter") from $1,852,000 for the three months ended June 30, 1996 (the "prior quarter"). Export sales, all of which are denominated in U.S. dollars, increased 2.0% to $522,000 in the current quarter from $514,000 in the prior quarter.

Sales to the industrial market grew by 13.3% to $1,700,000 in the current quarter from $1,500,000 in the prior quarter. While revenues in the industrial market increased slightly compared to the prior quarter, sales expectations were not met as a result of slower than anticipated market penetration in the CAD business.

Software and licensing revenues totaled $97,000 for the current quarter, a decrease of 77.3% from the prior quarter revenues of $428,000. These revenues are discrete in nature, and can vary from quarter to quarter. The prior quarter included a one-time non-recurring license fee.

Consumer sector revenues of the SpaceOrb 360 Real Life 3D game controller and other consumer related revenue totaled $251,000 for the first quarter of fiscal 1998.

As part of the corporate strategy, partnerships and Original Equipment Manufacturer ("OEM") relationships with a number of companies are being aggressively pursued. In the coming quarters, the Company will continue to place an emphasis on attracting potential partners to assist in capitalizing on its technology. However, there is no assurance that these relationships will be able to generate substantial revenue.

Gross Profit:

Gross profit, representing revenues less cost of revenues (including costs of materials, costs of manufacturing overhead, royalties, and amortization of capitalized software) increased 10.1% to $1,421,000 in the current quarter from $1,291,000 in the prior quarter, and represented 68.2% of current quarter revenues versus 69.7% of prior quarter revenues. As the Company continues to shift its sales mix from direct to OEM channels for industrial products, and increases the percentage of sales derived from consumer products, it is expected that the gross profit percentage will continue to be below the Company's traditional levels. The Company's expectations regarding the decline in gross profit percentage is a forward looking statement. There can be no assurance that such decreases in profit will not be greater than anticipated.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, increased 43.4% to $1,054,000 in the current quarter from $735,000 in the prior quarter, and represented 50.6% of current quarter revenues up from 39.7% of prior quarter revenues. The increase is primarily due to expenses related to the Company's entry into the consumer market, and the opening of additional sales offices in Germany and North America. Going forward, the Company expects the change in selling and marketing expenses to be more closely aligned with the change in revenues.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased less than 1% to $368,000 in the current quarter from $365,000 in the prior quarter, and represented 17.7% of current quarter revenues and 19.7% of prior quarter revenues. Management anticipates that these costs will remain stable in future quarters.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 62.6% to $862,000 for the current quarter from $530,000 in the prior quarter, and represented 41.4% of current quarter revenues and 28.6% of prior quarter revenues. The increase reflects significant investments in personnel necessary to expand the software product development efforts, particularly in developing software for stand-alone revenue generation, as well as engineering efforts designed to lower the cost of manufacturing the Company's hardware components. The Company expects a slight increase in its research and development expense throughout the next quarter, and stabilization thereafter.

Provision for Income Taxes:

As the Company has recognized losses, it has not recorded a provision for income taxes. The benefit attributable to carryback of losses to prior years was fully utilized during the fiscal year ended March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents and securities available for sale of $10,049,000 and working capital of $12,628,000 versus $10,229,000 and $13,622,000, respectively, at March 31, 1997.

Operating activities provided the Company with $285,000 in cash in the current quarter, as compared to using $811,000 in the prior quarter. This increase in cash was primarily due to a reduction in accounts receivable of $471,000, as well as a $299,000 reduction in inventories. Additionally, $85,000 of income tax refunds was also received in the current quarter.

Net cash provided to the Company in the current quarter from investing activities totaled $17,000 versus $61,000 in the prior year. The primary reason for the decrease was a decrease in proceeds from securities available for sale. The decrease was offset by reduced expenditures for furniture and equipment ($187,000 in the current quarter versus $298,000 in the prior quarter), and the absence of additions to intangible assets and any capitalization of software development costs.

Financing activities used $287,000 of net cash in the current quarter primarily as a result of the Company repurchasing its stock. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness in the PC multimedia and consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period. In addition, the Company may consider potential acquisitions of technologies and businesses complementary to the Company's business. There are not at present any agreements or commitments other than the transaction disclosed in Note 4 to the condensed consolidated financial statements with respect to any such additional acquisitions; however, any such transaction may affect the Company's future capital needs.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SAFE HARBOR STATEMENT

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; product development, commercialization and technological delays or difficulties, including delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; trade, legal, social, and economic risks, such as import, licensing, and trade restrictions, including those affecting international trade; and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
-----------------------------------------
(Registrant)




By  /s/ Neil Rossen                                      August 11, 1997
    -------------------------------------                ---------------
Neil Rossen-Chief Financial Officer,                     Date
Senior Vice President of Finance

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

During the quarter ended June 30,1997, the Company filed with the Commission on May 15, 1997 a report on Form 8-K which reported that the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock on the open market or in negotiated transactions, depending upon market conditions and other factors.

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

(27) Financial Data Schedule