Form 10-Q
period 1997-09-30
SPACETEC IMC CORP
filed 1997-11-14
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   or the transition period from ______  to _______
                        Commission file number  0-27302

                        -------------------------------



                           Spacetec IMC Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                                    04-3116697
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                       No.)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts      01852
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (978) 275-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                          -----     -----

The number of shares outstanding of the issuer's Common Stock as of

            Class                          Outstanding at September 30, 1997
            -----                          ---------------------------------

Common Stock, $.01 par value                            7,185,506

                            Spacetec IMC Corporation

                               Table of Contents


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets as of
         September 30, 1997 and March 31, 1997..............................  3

         Condensed consolidated statements of operations
         months ended September 30, 1997 and 1996...........................  4

         Condensed consolidated statements of cash flows
         for the six months ended September 30, 1997 and 1996...............  5

         Notes to condensed consolidated
         financial statements....................................... .......  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  8

Part II. Other Information

Item 1.  Legal Proceedings-None
Item 2.  Changes in Securities and use of Proceeds.........................  13
Item 3.  Defaults upon Senior Securities-None
Item 4.  Submission of Matters to a Vote of Security Holders...............  13
Item 5.  Other Information-None
Item 6.  Exhibits and Reports on Form 8-K..................................  13

Signatures.................................................................  14

Item I.  Financial Statements

                            Spacetec IMC Corporation
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                     September 30          March 31
                                                                        1997                 1997
                                                                   ----------------      ------------
                                                                      (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents                                           $        315      $        170
   Securities available-for-sale                                              8,800            10,059
   Accounts receivable, net                                                   1,813             2,285
   Inventories                                                                1,305             1,718
   Prepaid expenses                                                             180               275
   Due from employees and officer                                                 4                19
   Income taxes receivable                                                      317               438
                                                                       ------------      ------------
               Total current assets                                          12,734            14,964


Furniture and equipment, net                                                    993               964
Intangible assets, net                                                          306               382
Software development costs, net                                                 169               265
Other assets                                                                     28                27
                                                                       ------------      ------------
                                                                              1,496             1,638
                                                                       ------------      ------------
Total assets                                                           $     14,230      $     16,602
                                                                       ============      ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                               $        835      $      1,267
   Deferred revenue                                                              65                75
                                                                       ------------      ------------
               Total current liabilities                                        900             1,342


Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
          no shares issued or outstanding
   Common stock, $.01 par value; 20,000,000 shares authorized;
         7,185,506 and 7,366,508 shares issued and outstanding at
         September 30, 1997 and March 31, 1997, respectively                     72                74
    Additional paid-in capital                                               16,902            17,969
    Deferred compensation                                                       (36)              (40)
    Unrealized gain on available-for-sale securities                             12                46
    Accumulated deficit                                                      (3,620)           (2,033)
    Treasury stock, at cost; 100,000 shares at March 31, 1997                    --              (756)
                                                                       ------------      ------------
          Total shareholders' equity                                         13,330            15,260
                                                                       ------------      ------------
Total liabilities and shareholders' equity                             $     14,230      $     16,602
                                                                       ============      ============


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

                            Spacetec IMC Corporation
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                      (in thousands, except per share data)


                                               Three Months Ended               Six Months Ended
                                                  September 30                    September 30
                                                1997         1996               1997         1996
                                             ----------   ---------          ---------   ----------
Revenues                                     $   1,816    $   2,514          $   3,899    $   4,366
Cost of revenues                                   487        1,111              1,149        1,672
                                             ---------    ---------          ---------    ---------
                                                 1,329        1,403              2,750        2,694

Operating expenses:
   Selling and marketing                         1,019        1,059              2,073        1,794
   Research and development                        873          623              1,735        1,153
   General and administrative                      442          311                810          676
                                             ---------    ---------          ---------    ---------
              Total operating expenses           2,334        1,993              4,618        3,623
                                             ---------    ---------          ---------    ---------

Loss from operations                            (1,005)        (590)            (1,868)        (929)

   Interest income                                (142)        (172)              (281)        (368)
                                             ---------    ---------          ---------    ---------
Loss before income taxes                          (863)        (418)            (1,587)        (561)

Income tax benefit                                 -           (149)               -           (199)
                                             ---------    ---------          ---------    ---------
Net loss                                     $    (863)   $    (269)         $  (1,587)   $    (362)
                                             =========    =========          =========    =========

Net loss per share                           $   (0.12)   $   (0.04)         $   (0.22)   $   (0.05)
                                             =========    =========          =========    =========

Weighted average common shares outstanding       7,191        7,319              7,214        7,319
                                             =========    =========          =========    =========



     See accompanying notes to condensed consolidated financial statements.

                            Spacetec IMC Corporation
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                             Six months ended
                                                                               September 30
                                                                           1997                     1996
                                                                        ----------               ----------
Operating activities
Net loss                                                                 $ (1,587)                 $ (362)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                              412                      437
Changes in operating assets and liabilities:
   Accounts receivable, net                                                   472                     (606)
   Inventories                                                                413                     (263)
   Prepaid expenses and other assets                                           95                   (1,017)
   Due from employees and officer                                              15                        -
   Income taxes receivable                                                    121                        -
   Accounts payable and accrued expenses                                     (432)                    (207)
   Deferred revenue                                                           (10)                      40
                                                                         ---------               ----------
Net cash used in operating activities                                        (501)                  (1,978)
Investing activities
Net sales of securities available-for-sale                                  1,225                    3,093
Purchase of furniture and equipment                                          (263)                    (495)
Purchase of intangible assets                                                  (3)                    (138)
Software development costs                                                      -                     (224)
                                                                         ---------               ----------
Net cash provided by investing activities                                     959                    2,236
Financing activities
Proceeds from exercise of stock options                                        10                      341
Stock repurchase                                                             (323)                    (628)
Additional offering costs                                                       -                       (5)
                                                                         ---------                ---------
Net cash used in financing activities                                        (313)                    (292)
                                                                         ---------                ---------
Net increase in cash and cash equivalents                                     145                      (34)
Cash and cash equivalents at beginning of period                              170                      417
                                                                         ---------                ---------
Cash and cash equivalents at end of period                               $    315                  $   383
                                                                         =========                =========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                     $      5                  $   274
                                                                         =========       ==================

Non-cash investing and financing activities:
  Unrealized gain on available-for-sale securities                       $     12                      $ -
                                                                         =========       ==================


     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   Unaudited
                                 (in thousands)

1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  Inventories

Inventories consist of the following:

                                          September 30  March 31
                                              1997        1997
                                        ------------------------
           Materials                        $  842        $1,133
           Work-in-process                      52            31
           Finished goods                      411           554
                                        ----------    ----------
                                            $1,305        $1,718
                                        ==========    ==========

3.  Loss per Common Share


Net loss per common share is based on the weighted-average number of common shares outstanding during each of the periods. Common equivalent shares from stock options are excluded as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 is not expected to have any impact on the Company's earnings per share.

4.  Acquisition of Spatial Systems Ltd.

On April 19, 1997, the Company initiated a tender offer to purchase all of the outstanding shares of Spatial Systems Ltd. ("SSL") from SSL's stockholders in exchange for 1,133,334 shares of Common Stock of the Company. The tender offer ended on July 18, 1997. In connection with the tender offer, the License Agreement entered into in May 1991 between SSL and the Company was canceled. Additionally, 1,133,334 shares of Common Stock of the Company owned by SSL prior to the offer, were canceled. The tender offer, together with the cancellation of the shares of the Company's Common Stock owned by SSL, did not affect the number of shares outstanding of the Company.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Three and Six Months Ended September 30, 1997 and 1996

Revenues:

Revenues decreased 27.8% to $1,816,000 for the three months ended September 30, 1997 ("current quarter") from $2,514,000 for the three months ended September 30, 1996 ("prior quarter"). For the six months ended September 30, 1997 ("current year"), revenues decreased 10.7% to $3,899,000 from $4,366,000 for the six months ended September 30, 1996 ("prior year"). Export sales, most of which are denominated in U.S. dollars, increased 1.7% and 1.6% to $649,000 and $1,171,000 in the current quarter and current year from $638,000 and $1,152,000 in the prior quarter and prior year, respectively.

Sales to the industrial market grew by 13.3% to $1,700,000 in the current quarter from $1,500,000 in the prior quarter. The increase reflects the refocus of the sales force on the industrial business.

Software and licensing revenues were negligible for the current quarter, compared to the prior quarter revenues of $350,000. These revenues are discrete in nature, and can vary from quarter to quarter.

Consumer market revenues of the SpaceOrb 360 Real Life 3D ("SpaceOrb") game controller and other consumer related revenue decreased 86.4% to $85,000 in the current quarter from $625,000 in the prior quarter, when the initial program was launched. The decrease reflects the shift in sales focus from direct retail channels to establishing Original Equipment Manufacturer ("OEM") and strategic alliance partnerships.

As part of the corporate strategy, emphasis on the industrial business will continue, and strategic alliance partnerships and OEM relationships with a number of companies will be aggressively pursued. During the current quarter, the Company announced a promotional sales bundling arrangement with Packard Bell NEC, and in the coming quarters, the Company will continue discussions with other potential partners to assist in capitalizing on its technology. However, there is no assurance that these relationships will be able to generate substantial revenue, if at all.

Gross Profit:

Gross profit, decreased 5.3% to $1,329,000 in the current quarter from $1,403,000 in the prior quarter, and represented 73.2% of current quarter revenues versus 55.8% of prior quarter revenues. Gross profit for the current year increased 2.1% to $2,750,000 from $2,694,000 in the prior year, and represented 70.5% of current year revenues compared with 61.7% of prior year revenues.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


The increase in gross profit as a percentage of revenues in the current quarter and current year, reflects the proportionately higher margins available from the industrial market, which is the area focused upon by the Company at the present time. As the Company continues to shift its sales mix from direct to OEM channels for industrial and consumer products, it is expected that the gross profit percentage currently experienced by the Company will not be able to be sustained. The Company's expectations regarding the decline in gross profit percentage is a forward looking statement. There can be no assurance that such decreases in gross profit will not be greater than anticipated.

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, decreased 3.8% to $1,019,000 in the current quarter from $1,059,000 in the prior quarter, and represented 56.1% of current quarter revenues, up from 42.1% of prior quarter revenues. The reduction in total expense reflects general expense controls and the elimination of broad based advertising and public relations activity in favor of focused marketing events. These reductions were partially offset by a one-time consumer promotion. Going forward, the Company expects selling and marketing expenses to reduce as a percent of revenues.

Selling and marketing expenses increased 15.6% to $2,073,000 in the current year from $1,794,000 in the prior year, representing 53.2% of current year revenues versus 41.1% of prior year revenues. The increase in expenses reflects the Company's initiative to expand its worldwide salesforce and pursue alternative distribution channels, as well as to invest in lead-generating marketing programs and alliances with other marketing partners.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 40.1% and 50.5% to $873,000 and $1,735,000 for the current quarter and current year from $623,000 and $1,153,000 in the prior quarter and prior year, and represented 48.1% and 44.5% of current quarter and current year revenues and 24.8% and 26.4% of prior quarter and prior year revenues, respectively. The overall increase in absolute dollars is the result of hiring engineering research personnel at higher skill levels. This investment was necessary to expand the Company's software product development efforts, particularly in developing software for stand-alone revenue generation. The Company expects a stabilization in research and development expense at current levels, over the upcoming quarters. However, there can be no assurance that these expenses will not be greater than anticipated.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 42.1% and 19.8% to $442,000 and $810,000 in the current quarter and current year from $311,000 and $676,000 in the prior quarter and prior year, respectively. These expenses represented 24.3% and 20.8% of current quarter and current year revenues and 12.4% and 15.5% of prior quarter and prior year revenues, respectively. The increase in the current quarter is due to additional accounting, legal, and administration fees incurred in the current quarter as a result of the takeover of Spatial Systems Ltd. ("SSL"). (See Note 4). Management anticipates that these costs will stabilize at levels similar to those reported for the quarter ended June 30, 1997 in the future. However, there can be no assurance that these expenses will not be greater than anticipated.

Provision for Income Taxes:

As the Company has recognized losses in the current fiscal year, it has not recorded a provision for income taxes. The benefit attributable to carryback of losses to prior years was fully utilized during the fiscal year ended March 31, 1997.

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash and cash equivalents and securities available for sale of $9,115,000 and working capital of $11,834,000 versus $10,229,000 and $13,622,000, respectively, at March 31, 1997.

Operating activities of the Company absorbed $501,000 in cash in the current year, as compared to using $1,978,000 in the prior year. The use of funds in the current year was primarily due to the net loss of $1,587,000 which was offset by a reduction in accounts receivable of $472,000, as well as a $413,000 reduction in inventories. Additionally, $121,000 of income tax refunds were received in the current year.

Net cash provided to the Company in the current year from investing activities totaled $959,000 versus $2,236,000 in the prior year. The primary reason for the decrease was a reduction in proceeds from securities available for sale. Additionally, expenditures for furniture and equipment were reduced ($263,000 in the current year versus $495,000 in the prior year), and there were negligible additions to intangible assets and capitalized software during the current year.

Financing activities used $313,000 of net cash in the current quarter primarily as a result of the Company repurchasing its stock in a periodic, open market purchase program. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial, additional funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness in the multimedia and consumer marketplaces. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period.

The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, and the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly. There can be no assurance that the Company's cash flow from operations will be adequate to fund its long-term working capital requirements, or that it will be able, if necessary, to obtain equity financing on favorable terms (if at all).

Safe Harbor Statement

Statements which are not historical facts, including statements about the Company's expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve risks and uncertainties. These uncertainties include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; product development, commercialization and technological delays or difficulties, including delays or difficulties in developing, producing, testing and selling new products and technologies; capacity and supply constraints or difficulties; and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

Part II.  Other Information


Item 2:  Changes in Securities and Use of Proceeds

There were no sales of unregistered securities. The Company's S-1 registration (File No. 33-98064) became effective on December 5, 1995. The net proceeds received from the offering totaled $14,726,721. The Company has filed the Form SR disclosing the sale of securities and use of proceeds through September 5, 1996. No information has changed, except for the use of proceeds.

The following table lists the use of proceeds (in thousands) from the effective date of the registration (December 5, 1995) through September 30, 1997.

Cash and available-for-sale securities:                            $ 9,115
Purchases of machinery and equipment:                                1,320
Repurchase of the Company's Common Stock:                            1,079
Estimated expenses incurred in connection with
   the acquisition of Spatial Systems Ltd:                             150
Working Capital:                                                     3,063
                                                                   -------
Total:                                                             $14,727
                                                                   =======

None of these payments were made to directors or officers of the Company or their associates, or to persons owning more than ten percent of any class of equity securities of the Company, and to the affiliates of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on Thursday, September 11, 1997. Proposals were submitted to a vote of the stockholders to elect two directors and to adopt the Company's Amended and Restated 1995 Director Stock Option Plan. Patrick J. Sullivan was re-elected as a director of the Company by a vote of 6,558,002 votes in favor and 62,356 withheld, and Jerry H. Loyd was re-elected as a director of the Company by a vote of 6,571,868 votes in favor and 48,490 votes withheld. Both directors will serve for three year terms ending in 2000. There were no abstentions or broker non-votes. In addition to Mr. Sullivan and Mr. Loyd, the following directors continued after the meeting:
Dennis T. Gain, Morton E. Goulder, and J. Grant Jagelman.

The Amended and Restated 1995 Director Stock Option Plan was adopted by a vote of 6,295,101 votes in favor and 235,233 votes withheld. There were 24,050 abstentions and no broker non-votes. The Amended and Restated 1995 Director Stock Option Plan increased by 150,000 shares, the aggregate number of shares of the Company's Common Stock which may be granted to Directors as options.


Item 6.  Exhibits and Reports on Form 8-K

During the quarter ended September 30, 1997, the Company filed with the Commission on August 11, 1997 a report on Form 8-K. The Company reported the issuance of 1,133,334 shares of its Common Stock as a consequence of the tender offer it initiated on April 18, 1997 to purchase all of the outstanding stock of Spatial Systems Ltd. ("SSL"). As a result of the tender offer, the Company received back 1,133,334 shares of its Common Stock, which SSL owned prior to the tender offer. These shares were subsequently canceled by the Company. In addition, a License Agreement entered into in May 1991 between SSL and the Company was canceled. The tender offer, together with the cancellation of the shares of the Company's Common Stock previously owned by SSL, did not affect the number of shares outstanding of the Company.

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

(27) Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
-----------------------------------------
(Registrant)




By  /s/ Neil Rossen                                 November 14, 1997
    -------------------------------------   ----------------------------------
Neil Rossen, Chief Financial Officer,       Date
Vice President of Finance
(Principal Accounting Officer)