Form 10-Q
period 1997-12-31
SPACETEC IMC CORP
filed 1998-02-23
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      OR

         (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______  to _______
                        Commission file number  0-27302
                 --------------------------------------------


                           Spacetec IMC Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-3116697
       -------------                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


The Boott Mill, 100 Foot of John Street,  Lowell, Massachusetts         01852
---------------------------------------------------------------         -----
(Address of principal executive offices)                              (Zip Code)


                                (978) 275-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No____

The number of shares outstanding of the issuer's Common Stock as of

               Class                  Outstanding at December 31, 1997
               -----                  --------------------------------

  Common Stock, $.01 par value                    7,192,742

                           Spacetec IMC Corporation

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1. Financial Statements (Unaudited)
     Condensed consolidated balance sheets as of December 31, 1997 and March 31,
     1997.......................................................................................   3

     Condensed consolidated statements of operations for the three and nine months
     ended December 31, 1997 and 1996...........................................................   4

     Condensed consolidated statements of cash flows for the nine months ended
     December 31, 1997 and 1996.................................................................   5

     Notes to condensed consolidated financial statements.......................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities and Use of Proceeds...............................................  15
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders-None
Item 5. Other Information-None
Item 6. Exhibits and Reports on Form 8-K........................................................  15

SIGNATURES......................................................................................  16

Item I.  Financial Statements

                           Spacetec IMC Corporation
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                       December 31        March 31
                                                                          1997              1997
                                                                      --------------    --------------
                                                                        (Unaudited)         (Note)
Assets

Current assets:
   Cash and cash equivalents                                          $          230    $          170
   Securities available-for-sale                                               8,958            10,059
   Accounts receivable, net                                                    2,043             2,285
   Inventories                                                                   719             1,718
   Prepaid expenses                                                              164               275
   Due from employees and officer                                                  6                19
   Income taxes receivable                                                       328               438
                                                                      --------------    --------------
               Total current assets                                           12,448            14,964


Furniture and equipment, net                                                     883               964
Intangible assets, net                                                           187               382
Software development costs, net                                                    -               265
Other assets                                                                      28                27
                                                                      --------------    --------------
                                                                               1,098             1,638
                                                                      --------------    --------------
Total assets                                                          $       13,546    $       16,602
                                                                      ==============    ==============

Liabilities and Shareholders' equity
Current liabilities:
   Accounts payable and accrued expenses                              $          982    $        1,267
   Deferred revenue                                                               12                75
                                                                      --------------    --------------
               Total current liabilities                                         994             1,342


Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
          no shares issued or outstanding                                          -                 -
   Common stock, $.01 par value; 20,000,000 shares authorized;
         7,192,742 and 7,366,508 shares issued and outstanding at
         December 31, 1997 and March 31, 1997, respectively                       72                74
    Additional paid-in capital                                                16,920            17,969
    Deferred compensation                                                        (36)              (40)
    Unrealized gain on available-for-sale securities                              29                46
    Accumulated deficit                                                       (4,431)           (2,033)
    Cumulative translation adjustment                                             (2)                -
    Treasury stock, at cost; 100,000 shares at March 31, 1997                                     (756)
                                                                      --------------    --------------
          Total shareholders' equity                                          12,552            15,260
                                                                      --------------    --------------
Total liabilities and shareholders' equity                            $       13,546    $       16,602
                                                                      ==============    ==============

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                     (in thousands, except per share data)


                                               Three Months Ended              Nine Months Ended
                                                   December 31                    December 31
                                                  1997        1996           1997          1996
                                               --------     --------       --------      --------
Revenues                                       $  2,488     $  2,685       $  6,387      $  7,051
Cost of revenues                                  1,146        1,755          2,295         3,427
                                               --------     --------       --------      --------
                                                  1,342          930          4,092         3,624

Operating expenses:
   Selling and marketing                          1,009        2,116          3,082         3,910
   Research and development                         747          938          2,482         2,091
   General and administrative                       543          377          1,353         1,053
                                               --------     --------       --------      --------
              Total operating expenses            2,299        3,431          6,917         7,054
                                               --------     --------       --------      --------

Loss from operations                               (957)      (2,501)        (2,825)       (3,430)

       Interest income                             (146)        (145)          (427)         (513)
                                               --------     --------       --------      --------

Loss before income taxes                           (811)      (2,356)        (2,398)       (2,917)

Income tax benefit                                    -         (264)             -          (463)
                                               --------     --------       --------      --------
Net loss                                       $   (811)    $ (2,092)      $ (2,398)     $ (2,454)
                                               ========     ========       ========      ========

Basic and Diluted Loss Per Share:              $  (0.11)    $  (0.29)      $  (0.33)     $  (0.34)
                                               ========     ========       ========      ========

Weighted average common shares outstanding        7,199        7,276          7,209         7,268
                                               ========     ========       ========      ========

    See accompanying notes to condensed consolidated financial  statements.

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                   Nine months ended
                                                                      December 31
                                                                  1997            1996
                                                              ------------    ------------
Operating activities
Net loss                                                      $    (2,398)    $    (2,454)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      615             736
   Loss on disposal of assets                                         232             283
Changes in operating assets and liabilities:
   Accounts receivable, net                                           242            (254)
   Inventories                                                        999          (1,537)
   Prepaid expenses and other assets                                  110            (766)
   Due from employees and officer                                      13               -
   Income taxes receivable                                            110               -
   Accounts payable and accrued expenses                             (285)            851
   Deferred revenue                                                   (63)             72
                                                              ------------    ------------
Net cash used in operating activities                                (425)         (3,069)
Investing activities
Net sales of securities available-for-sale                          1,084           4,766
Purchase of furniture and equipment                                  (274)           (582)
Purchase of intangible assets                                         (30)           (169)
Software development costs                                              -            (224)
                                                              ------------    ------------
Net cash provided by investing activities                             780           3,791
Financing activities
Proceeds from exercise of stock options                                77             386
Stock repurchase                                                     (372)           (756)
Additional offering costs                                               -              (5)
                                                              ------------    ------------
Net cash used in financing activities                                (295)           (375)
                                                              ------------    ------------
Net increase in cash and cash equivalents                              60             347
Cash and cash equivalents at beginning of period                      170             417
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $       230     $       764
                                                              ============    ============

Supplemental disclosure of cash flow information:
   Income taxes paid                                          $        15     $       278
                                                              ============    ============

Non-cash investing and financing activities:
  Unrealized gain on available-for-sale securities            $        29     $         -
                                                              ============    ============

 See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation
             Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)
                                (IN THOUSANDS)

1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the three- and nine-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

2.  INVENTORIES

Inventories consist of the following:

                                                               December 31         March 31
                                                                  1997               1997
                                                        ----------------------------------
Materials                                                         $ 481             $1,133
Work-in-process                                                      80                 31
Finished goods                                                      158                554
                                                        ----------------------------------
                                                                  $ 719             $1,718
                                                        ==================================


3.  Loss per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                            SPACETEC IMC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.   LOSS PER COMMON SHARE - (CONTINUED)

The following table sets forth the computation of basic and diluted loss per share:

                                         Three months ended December 31      Nine months ended December 31
                                       -------------------------------     -------------------------------
                                              1997            1996                1997            1996
                                       -------------------------------     -------------------------------
(in thousands, except per share data)
Numerator:
Net (loss)                                  $ (811)        $(2,092)            $(2,398)        $(2,454)
                                       ===============================     ===============================


Denominator:

Denominator for basic and diluted loss
 per share - weighted average shares
 outstanding                                 7,199           7,276               7,209           7,268
                                       ===============================     ===============================

Basic and diluted loss per share            $(0.11)        $ (0.29)            $ (0.33)        $ (0.34)
                                       ===============================     ===============================

4.  Acquisition of Spatial Systems Ltd.

On April 19, 1997, the Company initiated a tender offer to purchase all of the outstanding shares of Spatial Systems Ltd. ("SSL") from SSL's stockholders in exchange for 1,133,334 shares of Common Stock of the Company. The tender offer ended on July 18, 1997. In connection with the tender offer, the License Agreement entered into in May 1991 between SSL and the Company was canceled. Additionally, 1,133,334 shares of Common Stock of the Company owned by SSL prior to the offer, were canceled. The tender offer, together with the cancellation of the shares of the Company's Common Stock owned by SSL, did not affect the number of shares of Common Stock outstanding of the Company.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Revenues:

Revenues decreased 7.3% to $2,488,000 for the three months ended December 31, 1997 ("current quarter") from $2,685,000 for the three months ended December 31, 1996 ("prior quarter"). For the nine months ended December 31, 1997 ("current year"), revenues decreased 9.4% to $6,387,000 from $7,051,000 for the nine
months ended December 31, 1996 ("prior year").   The decrease in revenues is
mainly attributable to a considerable reduction in the sales to the consumer retail channel.

Export sales, most of which are denominated in U.S. dollars, increased 1.1% and 1.4% to $726,000 and $1,897,000 in the current quarter and current year from $718,000 and $1,870,000 in the prior quarter and prior year, respectively.

Sales to the industrial market grew by 21.1% to $2,300,000 in the current quarter from $1,900,000 in the prior quarter. The increase reflects the refocus of the sales force on the industrial business.

Other revenues, which include discrete consumer sales and software licensing were $172,000 in the current quarter, compared to the prior quarter revenues of $800,000. This decrease reflects the shift in sales focus from direct retail channels to establishing Original Equipment Manufacturer ("OEM") and strategic alliance partnerships in the consumer business.

As part of the corporate strategy, it is expected that emphasis on the industrial business should continue, and strategic alliance partnerships and OEM relationships with a number of companies will be pursued. During the current quarter, the Company established an OEM relationship with Compaq Computer Corporation and expanded OEM sales and marketing programs with NeTpower. In the coming quarters, the Company expects to continue discussions with other potential partners to assist in capitalizing on its technology. However, there is no assurance that these relationships will be able to generate substantial revenue, if at all.

Gross Profit:

The Company's gross profit is arrived at after the costs of materials, manufacturing overhead, royalties, and amortization of capitalized software are subtracted from revenues. Gross profit increased 44.3% to $1,342,000 in the current quarter from $930,000 in the prior quarter, and represented 53.9% of current quarter revenues versus 34.6% of prior quarter revenues. Gross profit for the current year increased 12.9% to $4,092,000 from $3,624,000 in the prior year, and represented 64.1% of current year revenues compared with 51.4% of prior year revenues.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in gross profit as a percentage of revenues in the current quarter and current year, reflects the proportionately higher margins available from the industrial market, which is the area focused upon by the Company at the present time. However, gross profit in the current quarter was negatively impacted by a $340,000 charge for the write-down of inventory related to the SpaceOrb 360 and an additional charge of $130,000 for the write down of capitalized software associated with the SpaceOrb 360. The write down of inventories and capitalized software resulted from the mutually agreed cessation of a retail marketing program and is consistent with the Company's efforts to redirect its focus in the consumer market away from direct retail channels to pursue OEM partners and licensing arrangements.

Gross profit as a percentage of revenues was lower in the prior quarter and prior year compared with the current quarter and current year as there were proportionately more sales into the retail channel in these periods. In addition to lower margins realized from the retail market, gross profit in the prior quarter was impacted by a $203,000 charge for the write down of capitalized software and a $400,000 charge for the write down of inventory components related to the SpaceOrb 360.

As the Company continues to shift its sales mix from direct to OEM channels for its industrial and consumer products, it is expected that the gross profit percentage experienced by the Company, will not be able to be sustained. The Company's expectations regarding the decline in gross profit percentage is a forward-looking statement. There can be no assurance that such decreases in gross profit will not be greater than anticipated.

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, decreased 52.3% to $1,009,000 in the current quarter from $2,116,000 in the prior quarter, and represented 40.6% of current quarter revenues, down from 78.8% of prior quarter revenues. In addition to the Company no longer incurring significant marketing expenditure associated with a direct presence in the retail channel, the reduction in total expense reflects general expense controls and the elimination of broad based advertising and public relations activity in favor of focused marketing events. Going forward, the Company expects selling and marketing expenses to reduce as a percent of revenues.

Selling and marketing expenses decreased 21.2% to $3,082,000 in the current year from $3,910,000 in the prior year, representing 48.3% of current year revenues versus 55.5% of prior year revenues. The reduction in expense is mainly the result of the Company no longer incurring significant marketing expenditure associated with a direct presence in the retail channel as well as general expense controls. These reductions are partially offset by the Company's initiative to expand its worldwide sales force and pursue alternative distribution channels, as well as to invest in lead-generating marketing programs and alliances with other marketing partners.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, decreased 20.4% to $747,000 in the current quarter versus $938,000 in the prior quarter. These expenses represent 30.0% of current quarter revenues and 34.9% of prior quarter revenues. Overall, research and development expenses increased 18.7% in the current year to $2,482,000 from $2,091,000 in the prior year and represented 38.9% of current year revenues versus 29.7% of prior year revenues. The decrease in the current quarter expense reflects lower recruitment costs and a reduction in expenditure relating to hardware design, which was originally undertaken to cost-reduce the Company's products.

The increase in current year expense is the result of hiring additional engineering research personnel at higher skill levels and therefore at higher average salaries. This investment was necessary to expand the Company's software product development efforts, particularly in developing software for stand-alone revenue generation. The Company expects increases in research and development expense over the upcoming quarters; however, there can be no assurance that these expenses will not be greater than anticipated.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 44.0% to $543,000 in the current quarter versus $377,000 in the prior quarter. These expenses represented 21.8% of current quarter revenues compared with 14.0% of prior quarter revenues. Current year general and administrative expenses increased 28.5% to $1,353,000 in the current year from $1,053,000 in the prior year and represented 21.2% of current year revenues and 14.9% of prior year revenues, respectively.

The increase in expense in the current quarter and current year is mainly the result of increases in accounting, legal, and administration fees related to the establishment of wholly-owned subsidiary corporations in Germany and France, and to the takeover of Spatial Systems Ltd. ("SSL"). In addition, the Company incurred $154,000 in charges for the write down of intangible assets associated with its Panacea graphics acceleration software business, and for a significant customer account that was deemed uncollectible. Management anticipates that these costs will stabilize at levels similar to those reported for the quarter ended June 30, 1997, in the future. However, there can be no assurance that these expenses will not be greater than anticipated.

Provision for Income Taxes:

As the Company has recognized losses in the current fiscal year, it has not recorded a provision for income taxes. The benefit attributable to carryback of losses to prior years was fully utilized during the fiscal year ended March 31, 1997.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

As of December 31, 1997, the Company had cash and cash equivalents and securities available for sale of $9,188,000 and working capital of $11,454,000 versus $10,229,000 and $13,622,000, respectively, at March 31, 1997.

Operating activities of the Company absorbed $425,000 of cash in the current year, as compared to using $3,069,000 in the prior year. The use of funds in the current year was primarily due to the net loss of $2,398,000 which was offset by a reduction in accounts receivable of $242,000, as well as a $999,000 reduction in inventories. The change in accounts receivable from using cash of $254,000 in the prior year to providing cash of $242,000 in the current year is the result of enhanced collection efforts over the course of the year. Inventory levels were high in the prior year as the Company had made a significant investment in inventory related to the SpaceOrb 360 in order to have the necessary anticipated quantities on hand for sale during the peak retail Christmas season. In the current year, the Company has made an effort to reduce its overall inventories related to the SpaceOrb 360, but as it has been unable to sell the quantities of the product on hand, and the systems configurations have changed, management has determined that the value of the inventory is impaired. Therefore, a write-down of $340,000 related to the SpaceOrb 360 inventory was taken in the current year.

Net cash provided to the Company in the current year from investing activities totaled $780,000 versus $3,791,000 in the prior year. The primary reason for the decrease was a reduction in proceeds from securities available for sale. Additionally, expenditures for furniture and equipment were reduced ($274,000 in the current year versus $582,000 in the prior year), and additions to intangible assets and capitalized software were $30,000 during the current year compared with additions of $393,000 in the prior year. These decreases represent general cost containment measures.

Financing activities used $295,000 of net cash in the current year primarily as a result of the Company repurchasing its stock in a periodic, open market purchase program. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1998. Substantial, additional funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness of the Company's products. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, and the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly. There can be no assurance that the Company's cash flow from operations will be adequate to fund its long-term working capital requirements, or that it will be able if necessary, to obtain equity financing on favorable terms (if at all).

SAFE HARBOR STATEMENT

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including statements regarding the Company's expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets, are forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition may in the future vary significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks identified in the Company's Securities and Exchange Commission filings, including those risks identified in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The following factors, among others, could cause actual results to differ materially from those set forth in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition:

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation:
(i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the availability of adequate supplies of key components and assemblies and the adequacy of third-party manufacturing capabilities; (vii) the seasonality of the placement of customer orders; (viii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns;
(ix) the timing of development expenditures and personnel changes; (x) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; and (xi) customer cancellation of orders and the gain or loss of significant customers. The Company has historically operated with little backlog because its products are generally shipped immediately upon receipt of an order by the Company. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users.

The Company has historically recognized a large portion of its revenues from sales booked and shipped in the last month of a quarter such that the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a particular quarter. Because a number of the Company's individual orders are for significant amounts, the failure to ship a significant order in a particular quarter could materially adversely affect revenues and results of operations for such quarter. To the extent that significant sales occur earlier than expected, results of operations for subsequent quarters may be materially adversely affected. Due to these and other factors, the Company's quarterly revenues, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to increase its revenues in future periods or be able to sustain its level of revenues or its rate of growth on a quarterly or annual basis.

Due to the foregoing factors, it is possible that in some future quarter, the Company's results of operations will be below the expectations of public market analysts and investors. In such an event, the market price of the Company's Common Stock would likely be materially adversely affected.

Entry into Consumer Marketplace. During the fiscal year 1997, the Company began to market its products designed for the consumer marketplace. The Company has had little experience in marketing its products to consumers. The entry into the consumer market had created considerable risks for the Company, some of which are outside of the Company's control. Delays and difficulties associated with new product introductions have had material adverse effects on the Company's business, operating results and financial condition. The Company's products represent new technology to the consumer marketplace, and there continues to be substantial risks that the marketplace may not accept the Company's products. Market acceptance of the Company's products depends to a certain extent upon the ability of the Company to demonstrate the advantages of its products over other types of products. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or may achieve greater market acceptance or that the Company will be able to identify, develop, manufacture, market or support new products and services that will respond to evolving consumer requirements and maintain market acceptance. Failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a material loss of market share or revenues. In addition, new products, when released by the Company, may contain unexpected errors or "bugs" that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced material adverse effects from any such errors to date, there can be no assurance that errors will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could materially adversely affect the Company's competitive position and operating results. There can be no assurance that announcements of competing new product offerings by others will not cause customers to defer purchasing the Company's products or to not purchase them at all.

Expansion into Retail Distribution Channels. The Company commenced retail shipments of its SpaceOrb 360 during fiscal 1997. Retail distribution channel sales have required significantly greater marketing and sales expenditures and post-sale support costs than the Company's industrial sector products. Penetration of this market has depended upon building relationships with distributors and retailers. An increasing number of vendors compete for access to these distributors and retailers, which generally offer products of several different companies, including products competitive with the Company's products. The Company has committed substantial resources to the penetration of this distribution channel to date. The Company's efforts to commence sales through retail distribution sales channels have not been as successful as anticipated, and the inability of the Company to penetrate this sales channel effectively has had a material adverse effect on its operating results.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of the Company's efforts in penetrating this sales channel, the gross margins has decreased as the Company has had to price its products at low levels to penetrate this market. The Company has noted that its sales to retail have been significantly affected by seasonality primarily due to the increased demand for 3D game and entertainment applications and related products during the year-end holiday buying season. Retail distributors have been permitted to return inventory to the Company for credit against other purchases on negotiated terms. In addition, the Company has granted retail distributors price protection clauses in agreements with the Company pursuant to which the Company has been obligated to grant credits when the Company has reduced selling prices on products previously purchased by the distributor. Moreover, to the extent the Company generates significant sales to retail distribution channels relative to its sales to OEMs, there is a greater risk of increased product returns and warranty claims. The Company has established reserves for product returns and warranty claims based on its previous experiences and future expectations. There can be no assurance that these reserves will be adequate or that product returns and warranty claims and price protection adjustments will not have a material adverse effect on future operating results.

Reliance on Third-Party Distribution Channels. The Company expects to increase its product sales through third-party distribution channels, including original equipment manufacturers ("OEMs"), value added resellers ("VARs"), system integrators and distributors. Such OEMs and VARs are not under the control of the Company. Although these customers in turn sell to a wide variety of end-users, the Company is subject not only to the risk that its customers will discontinue selling and marketing its products, but also to the risk that the end-users supplied by the Company's customers will alter their preferences in a manner that has a material adverse effect on the Company's operations. There can be no assurance that the Company will be able to retain its current resellers or expand its distribution channels by entering into arrangements with new resellers.

Dependence on Relationships with Significant Customers. The Company sells substantially all of its products to and maintains strategic relationships with original equipment manufacturers ("OEMs"), value added resellers ("VARs"). As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products.

Rapid Technological Change; Dependence on New Product Development. The electronics industry in general, and the markets for the Company's products in particular, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and significant competition. The introduction of products embodying new technologies and the emergence of new industry standards present opportunities for current and potential competitors of the Company to gain market share and can quickly render the Company's products less attractive or obsolete and unmarketable. In order to keep pace with this rapidly changing market environment, the Company must continually develop and incorporate into its products new technological advances and features desired by the marketplace at acceptable prices. The successful development and commercialization of new products involves many risks, including the identification of new product opportunities, the timely completion of the development process, the control and recoupment of development and production costs and acceptance by customers of the Company's products. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products in timely and cost effective manner, that the Company's products will be accepted in the marketplace, or that products or technologies developed by others will not render the Company's products or technologies uncompetitive.

                            SPACETEC IMC CORPORATION


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

The following table lists the use of proceeds (in thousands) from the effective date of the registration (December 5, 1995) through December 31, 1997.

Cash and available-for-sale securities:                          $ 9,188
Purchases of machinery and equipment:                              1,332
Repurchase of the Company's Common Stock:                          1,128
Estimated expenses incurred in connection with
 the acquisition of Spatial Systems, Ltd:                            150

Working capital:                                                   2,929
                                                          --------------

Total                                                            $14,727
                                                          ==============

None of these payments were made to directors or officers of the Company or their associates, or to persons owning more than ten percent of any class of equity securities of the Company, and to the affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

The following exhibits are included herein:

(11) Statement re: computation of earnings per share

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
-----------------------------------------
(Registrant)




By  /s/ Neil Rossen                              February 23, 1998
    -------------------------------------        -------------------------------
Neil Rossen, Chief Financial Officer,            Date
Vice President of Finance
(Principal Accounting Officer)