Form 10-K
period 1998-03-31
SPACETEC IMC CORP
filed 1998-06-10
CIK 1002175

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

For the fiscal year ended  March 31, 1998
                           --------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from          to
                               --------    -------------

                                 Commission File Number: 0-27302
                                                         -------
                           SPACETEC IMC CORPORATION
            (Exact name of registrant as specified in its charter)
                            ----------------------

       Massachusetts                       3577                   04-3116697
(State or other jurisdiction    (Primary Standard Industrial  (I.R.S. Employer
of incorporation or organization  Classification Code Number) Identification Number)

   The Boott Mills, 100 Foot of John Street, Lowell, Massachusetts 01852-1126
          (Address of principal executive offices including zip code)

                                (978) 275-6100
             (Registrant's telephone number, including area code)
                          ---------------------------

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of May 26, 1998 was: $12,360,251.

There were 7,170,601 shares of registrant's Common Stock outstanding as of May 26, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 1998 Annual Meeting of Shareholders to be held July 30, 1998 which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year of March 31, 1998, are incorporated by reference into Part III of this Form 10-K.

                                     Part I
Item 1.  Business

General

     Spacetec IMC Corporation ("Spacetec" or the "Company") was incorporated in Massachusetts in April 1991. The Company's principal executive offices are located at The Boott Mills, 100 Foot of John Street, Lowell, Massachusetts 01852-1126. The Company's main telephone number is (978) 275-6100.

     Spacetec IMC Corporation (NASDAQ: SIMC) is a world leader in the development of three-dimensional (3D) interactive input controllers and related software technology. Spacetec input controllers are broadly supported by the primary 3D graphical applications servicing mechanical-CAD, digital content creation, consumer markets and an emerging desktop, typified by the Internet. Unlike traditional one-dimensional (1D) or two dimensional (2D) input controllers, such as keyboards, gamepads, mice, trackballs and joysticks, the Company's products are designed to enable a user to intuitively manipulate 3D graphical images in real time. The Company's 3D software technology and input controllers allow users to easily move and interact with graphical objects.
More specifically, manipulation of a graphical object is permitted by moving or spinning, or by aligning it to other object(s). The user can also invoke a view point control (camera view) and move around or through objects to understand the relationship between them.

     The Company believes and industry trends appear to verify that 3D functionality is becoming increasingly prevalent on a broad range of platforms. Pentium and Pentium II class devices are the norm for the desktop, as are 3D graphic card accelerators. 3D, which was once the domain of UNIX workstations and gaming consoles, is rapidly evolving in all market segments. Consequently, UNIX/NT workstations and the desktop are capable of processing and displaying graphical data structures and content in a cost-effective manner. Currently, hardware offerings are more sophisticated, however, operating systems (OS) and applications are beginning to catch up. There is wide deployment of 3D enabled applications in the areas of mechanical CAD, digital content creation, 3D animation, graphic arts, simulation, visualization, and the Internet. With both Microsoft and Intel promoting 3D Graphical User Interfaces (GUI), standardization of 3D rendering (OpenGL and Direct3D), and chips to accelerate the processing, 3D will inevitably become the standard.

Company Strategy

     The Company views itself as a leading provider of 3D enabling products and software technology to the market. With 3D increasingly prevalent in personal computing and other consumer electronics systems, the Company is positioned to become an important player in the emerging 3D environment. To achieve this, the Company's strategies are:

Grow its premier position in the NT/UNIX market:

     Workstations -- To build on its market position by leveraging relationships with a growing list of high-end system applications, the Company now offers an "open" software development kit (SDK) to the development community for integration into their applications, thus enabling the 3D input controller.
With access to the source code, the developer takes control of the implementation and adds value wherever possible by going "native".

     In addition to enabling the applications with sophisticated SDK offerings, Spacetec has initiated a new direction in input controller development, beginning with ergonomics. Using an input device is a physical and repetitive event. Major end users are cognizant of the health and well being of their employees, and are requesting quantitative and qualitative data on the impact of
usage as it relates to "Repetitive Stress Injury".    Spacetec has responded by
engaging a leading specialist in this field, has actively measured employees at key customer sites, and has remitted the data to a leading design house. The outcome of this advanced work is expected to be the Spaceball 4000, slated for release in the latter half of fiscal year 1999. By working with industry specialists, key OEMs and large end-users, Spacetec has further strengthened its position in the workstation market.

Penetrate Mass Markets:

     Consumer - The Company intends to maintain its position of supplying 3D input controller technology to this market segment by building additional relationships with key market players. In fiscal year 1998, to heighten awareness of 3D input controllers, strategic relationships were pursued and most recently a marketing relationship with Acclaim Entertainment for a software bundle was initiated. In a related area, the Company has also begun shipment of components to ASCII Entertainment for use in its anticipated release of the "Sphere 360", a controller for the Sony PlayStation. The Company hopes to leverage its success with ASCII Entertainment to discover other products for the game console market. The Company looks to further enhance its award-winning SpaceOrb 360 and offer a Universal Serial Bus ("USB") and Human Interface Device ("HID") in the second half of the fiscal year. Concurrently, the company is working closely with Microsoft in the area of DirectInput to simplify the support of 3D devices by application developers, and to define a separate class of 3D controllers within Windows. The goal is to make input controllers truly plug-and-play.

     Desktop - The corporate desktop remains the traditional domain of the mouse
(2D) today and into the foreseeable future as there has been little progress at the OS level to standardize on a graphics modeling or rendering engine. Nonetheless, the desktop represents the single largest business opportunity for 3D interactive computing, and is ripe for application development that brings real 3D to the desktop. The competing forces of OpenGL (Silicon Graphics Inc.) and Direct3D (Microsoft) are anticipated to create a standard that targets the development community. Microsoft is committed to evolving the 3D-user interface into a standard GUI in future releases of Windows. As the PC is 3D ready, it is anticipated that a standard will emerge. As both Intel and Microsoft are concentrating on this segment, the expectation of ensuing applications is high. Until that time, the Internet and gaming are the most viable 3D environments on the desktop.

     In anticipation of this evolution, Spacetec has committed itself to furthering the use and deployment of 3D input controllers on the desktop. The Company will take a similar approach to defining the product offering in desktop as in the workstation segment, commencing with ergonomics, and on to customer input, and industrial design. Product functionality takes into consideration that the desktop is mostly 2D, and that evolution to 3D cannot preclude either form. The Company anticipates increased demand from the mass market on the desktop as it evolves its 3D input controllers and related software.

Software Initiative:

     Capitalizing on Motion Control Capability - The Company is in the process of adding core technology and consolidating its specialized interactive 3D motion control software and software modules into a series of comprehensive software developers' kits. These SDKs will be targeted at the development community for applications across workstations, the desktop and consumer markets with the intent of building in 3D input controller support. The Company believes the addition of high-performance interactive 3D motion models will facilitate the attractiveness of its SDK's to the developer and that wide support for 3D input controllers will follow.


Products

Hardware Products

The Company's hardware products include three classes of motion controllers:

Consumer Products - Spacetec entered the consumer electronics market at Christmas 1996 with the introduction of the SpaceOrb 360, a serial 3D game controller. With the SpaceOrb 360, gamers experience an entirely new way to move in 3D. They can now "strafe, pitch, yaw or roll" with six degrees of freedom at 1,024 levels of speed. The SpaceOrb 360 is compatible with many of today's popular 3D games, including Forsaken, Quake, Descent, DOOM, MDK, Redneck Rampage, Duke Nukem 3D, and all Windows 95 games. The SpaceOrb 360 is being redesigned and relaunched to support USB, HID and DirectInput and the Company believes that the SpaceOrb 360 will be separately recognized as a 3D input controller within Windows. This will move it to a truly "plug-and-play" status, and broader acceptance in the rapidly growing consumer sector.

Professional Products - The Spaceball 3003 "FLX" mid-range 3D controller is primarily targeted at the emerging 3D animation and multimedia markets, and for rapidly growing NT Mechanical-CAD market. The new Spaceball 3003 "FLX" series provides an improved PowerSensor ball that moves with a displacement that is more natural and familiar to computer users of all professions. This new 3D motion control technology allows for easier use and improved motion control, delivering three powerful advantages: less force for model movement, improved ergonomics, and a reduced learning curve for new users. The Spaceball 3003 "FLX" is sold by a number of OEM's including, Hewlett Packard, Compaq, and IBM Corporation, together with a number of value-added resellers and distributors.

Industrial Products - The Spaceball 2003 "FLX" featuring fully programmable capability with tactile buttons, is targeted at a more rigorous environment using UNIX-based workstations and high-end NT-based PCs. The Spaceball 2003 "FLX" has become a standard input controller for CAD/CAM/CAE as well as digital content creation applications. Using these products, designers and engineers can pan, zoom and rotate 3D models as smoothly and easily as if they were holding them in their hands. The Company believes that the ability to manipulate 3D models faster with more accuracy can result in significant increases in productivity. With end use customers that include many of the large Fortune 1000 manufacturing companies, such as General Motors, General Electric, General Dynamics, Chrysler, Eastman Kodak, Daimler Benz, Honda Motors, McDonnell Douglas, and Motorola, the Spaceball 2003 "FLX" is the largest selling and most widely used product in this market. The Spaceball 2003 "FLX" is sold by a number of OEMs, including Hewlett-Packard and IBM Corporation, and a number of value-added resellers and distributors.

Software Products

The Company's current software products include:

SpaceWare 7.4 - This recently released version of the driver for the Spaceball 2003 "FLX" and Spaceball 3003 "FLX" features a robust programmable user interface that allows the user to customize settings to the particular environment and thus increase productivity. SpaceWare 7.4 provides for custom selection of user defined operands including: creation of groups of functions, modifying sensitivity of settings, programmable button selections and on-line assistance. The ability to map keyboard strings to buttons is a performance enhancement that extends beyond the realm of 3D-model manipulation.

SpaceWare AniMotion - Software developers that create applications for games, motion pictures or videos, animators, and other creative applications have a growing need to create more sophisticated, life-like 3D animation in a timely manner. To put an advanced, intuitive 3D interactive motion control capability in the hands of animators, Spacetec has created SpaceWare AniMotion, an advanced 3D interactive motion control solution for use with 3D Studio MAX, the industry leader in animation software. By incorporating SpaceWare AniMotion with the Spaceball 3003 "FLX", animators can dynamically move objects, cameras or lights, to create sophisticated 3D animations faster and more effectively.

SpaceWare 8.1 - SpaceWare 8.1 driver source code is targeted for delivery to application developers like AutoCAD for their integration, and is designed to be the primary interface to high-end graphic technologies such as Accel View which is embedded within Autodesk's 3D Mechanical Desktop. The SpaceWare 8.1 release is designed and developed to interface with any graphic technology deployed by application developers, and to provide added value to those developers. SpaceWare 8.1, which is anticipated to be released in the third quarter of fiscal 1999, will provide support for Spacetec's 3D input controllers in a seamless fashion.

Enhanced Software Developer Kit ("ESDK") - The ESDK is targeted to provide base level interactive motion and animation facilities control for application developers to facilitate 3D input controller support similar to the level found in SpaceWare AniMotion for any application. The ESDK is delivered in source code to the developer for integration within the application in contrast with Spacetec providing a "plug-in" as with SpaceWare AniMotion and 3D Studio Max. The ESDK, slated for release at the end of fiscal 1999, should allow developers to easily incorporate 3D / 6DOF (six degrees of freedom) interactive viewpoint control, and object motion control for a hierarchy of objects and attributes, including lights and cameras.

     The Company's plans to develop and commence shipments of new hardware and software products are forward-looking statements. The timing and completion of such plans depends on numerous factors, including the continued technical development of such products; the successful transition of the prototype products to volume production; and the successful development of sufficient market demand for such products. There can be no assurance that any new product introduction will occur as planned, or that such introduction will prove to be of financial benefit to the Company. Delays and difficulties associated with new product introductions have had material adverse effects on the

Company's business, operating results and financial condition. The Company's products represent new technology to the marketplace, and there continues to be substantial risks that the marketplace may not accept the Company's products. Market acceptance of the Company's products depends to a certain extent upon the ability of the Company to demonstrate the advantages of its products over other types of products. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or may achieve greater market acceptance or that the Company will be able to identify, develop, manufacture, market or support new products and services that will respond to evolving customer requirements and maintain market acceptance. Failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a material loss of market share or revenues. In addition, new products, when released by the Company, may contain unexpected errors or ''bugs'' that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced material adverse effects from any such errors to date, there can be no assurance that errors will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could materially adversely affect the Company's competitive position and operating results. There can be no assurance that announcements of competing new product offerings by others will not cause customers to defer purchasing the Company's products or to not purchase them at all.

Markets

     The Company's marketing focus is divided into two broad business sectors, the Industrial Sector Business and the Consumer Sector Business. The Industrial Sector Business is comprised of the CAD/CAM/CAE and professional digital media (multimedia) market, together with other emerging market areas supported on UNIX and Windows NT workstation and Windows 95 PC platforms. The Consumer Sector Business includes both 3D games and entertainment applications.

The Industrial Sector Business:

The CAD/CAM/CAE Market.

     Although this market segment generally consists of all CAD applications including electronic design and architectural engineering and construction ("A/E/C"), the Company focuses on the mechanical design, manufacturing, and analysis segments where 3D technology is well accepted and has shown continued growth.

     In this market segment, the combination of increased hardware performance and advancements in 3D technologies is accelerating the use and adoption of solids modeling and 3D design tools. The release of several new Windows NT based applications in this field is also contributing to opening the market potential. The aerospace, automotive and major manufacturing industries have adopted real-time interactive 3D graphics as a standard technology approach providing an expanding on-going core business for the Company.

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

     Major industrial end-users of the Company's products include BMW, Chrysler, Eastman Kodak, Ford, General Dynamics, General Electric, General Motors, Jaguar, John Deere, Lockheed-Martin, McDonnell Douglas, Motorola, Pratt & Whitney Aircraft, Rockwell, Saab, Siemens, 3M, Toyota, TRW, and Whirlpool.

The Professional Digital Media (Multimedia) Market.

     The Professional Digital Media market spans a broad spectrum of market segments where end-users create 3D digital content. This market includes game developers, film, video and broadcast television animators, industrial designers, architectural designers, and 3D graphic and promotional artists.

     SpaceWare AniMotion for 3D Studio MAX was the Company's initial entry into this market. The Enhanced SDK is expected to offer similar but more powerful capability and is anticipated to be added to other popular 3D modeling and rendering applications to further encourage the introduction of advanced levels of 3D interactive motion control.

     Workstations supporting NT and UNIX dominate the mechanical CAD and digital content creation markets with NT now outstripping UNIX by a greater than 2:1 ratio and expected to increase. The anticipated growth rate of over 18% over the next few years provides for a significant market opportunity. The combination of new seats and a large installed base together with its expanding list of OEM partners make this a steady market for Spacetec.

The Consumer Sector Business.

PC-Based Games.

     The Company believes that the introduction of several very successful 3D game titles such as Quake and Descent and more recently, Acclaim's Forsaken, will increase the demand for enhanced 3D interactive motion control in the PC
game marketplace.   The Company began shipping its serial version of the
SpaceOrb 360 game controller into the retail channel in September 1996 with some initial success. It marked the first entry into this dynamic and highly competitive market segment. In fiscal 1998, the Company decided to reposition the SpaceOrb 360 as an OEM technology and to develop some strategic bundling opportunities to build awareness for the product/technology. It succeeded in doing so with both Packard Bell/ NEC and Acclaim Entertainment. The Company also decided to focus internally on enhancing the software support for the future, as there would be significant changes slated for the PC game controller market. New controllers need to be USB based and HID compliant, and have 3D class support within DirectInput. At that time PC game controllers such as the planned re-release of the SpaceOrb 360 would have true "Plug & Play" capability.

Console Games and Entertainment.

     The Company entered into an exclusive licensing strategic development, manufacturing and marketing agreement with ASCII Entertainment in 1996 to bring its Real-Life 3D controller technology to the Sony PlayStation. Together with ASCII Entertainment, the Company has been previewing the product known as the "Sphere 360", and anticipates game support when released later this year. This controller is designed to address consumer demand for enhanced 3D interactive motion control for the latest 3D games released for the console marketplace. Mirroring the PC market, target titles for console systems include the Action, Adventure/Role Play Games and Simulation segment, which are becoming the majority of titles on this platform.

     Discussions are also continuing with other leading vendors serving the console game market to bring the 3D-controller technology to other console system platforms such as Nintendo and SEGA. There can be no assurance that such discussions will result in the Company entering into a definitive agreement with any such companies or that any such agreement entered into will prove to be of financial benefit to the Company.

Desktop.

     Windows 95/98 and NT proliferate the corporate and consumer desktop markets. Microsoft is making a decided push into the 3D market with support from chip manufacturers, including Intel. In March, Microsoft announced that beyond NT 5.0, both Windows and NT would have a 3D User Interface. Practical applications will follow, requiring devices to navigate these new horizons.

Sales and Marketing

     The Company's sales force is located in key markets in North America and Europe. As of March 31, 1998, the sales and marketing department consisted of 23 employees. The Company has organized its sales force to focus initially on three primary channels: OEM, Value-Added Resellers, and Corporate Accounts in the "Fortune 1,000" category with a heavy emphasis on the automotive and aerospace industry. The Company plans to formalize and launch a domestic and international distribution strategy to support the channels as they mature.

     OEM - A formal program has been designed and staffed to focus on this key channel for Spacetec. A team of personnel is now geographically located in Boston, Dallas and San Francisco and is dedicated 100% to supporting the primary OEMs [IBM, Hewlett Packard, Compaq, Digital, Dell, Intergraph, Sun, SGI, Siemens and NEC].

     An Independent Software Vendor ("ISV") program has also been developed and staffed to facilitate the introduction and support of the company's SDK strategy. Definitive ISV support is key to supporting the OEM efforts through their channels to the end-user.

     Value Added Resellers ("VARs") - VARs are key to the success of Spacetec as they supply the total solution to many of the target Fortune 1,000 accounts and thousands outside this classification. Spacetec develops this channel both domestically in North America and in Europe where the Company has made a determined effort to expand its scope of operations. In fiscal year 1998, Spacetec opened offices in both the United Kingdom and France to complement the office opened in Germany just prior to the start of the year. The combined opportunity of Europe rivals that of North America.

     Corporate Accounts - In North America, a team is established to call on corporate accounts to create demand, allowing the channels to fulfill the demand, so demonstrating our support for our OEMs and VARs. In fiscal year 1998, the Company opened offices in San Diego, Houston, Dayton and Detroit to complement the Boston office, and also hired a senior manager to oversee the effort.

     Distribution - The Company has recently renewed a two-year distribution and market development arrangement with Sumisho Electronic Devices Corporation, a wholly owned subsidiary of Sumitomo Corporation, for the development of all its business in Japan. The Japanese market showed growth and resilience during a difficult period and represented approximately 9% of Spacetec's business in fiscal year 1998. The Company is also working to establish a formal distribution structure for both North America and Europe thus allowing it to expand the scope of its coverage into the market. Management believes that an active distribution policy will best serve the channel and the end-users.

     The Company serves the consumer marketplace through a tiered channel approach. The Company's sales through retail stores in the USA are direct to major accounts, and indirect through wholesale distribution in the USA and overseas. The company also provides for fulfillment via Internet sales and other indirect means such as coupons.

     Spacetec also offers turnkey product for private labeling or core components to the OEM for their own manufacturing processes. The company will also license technology and component manufacturing rights to primary manufacturers of system hardware platforms and peripheral accessories. These include PC and console game systems manufacturers or third party providers.

Research and Development

     The Company's research and development efforts consist of enhancing the features and performance of its core 3D motion control technologies and applying these enhancements to existing products and the development of new products.
The Company's research and development functions are divided into hardware development and software development groups and were reorganized in fiscal year 1998 into a single department. The software development group is further divided into workstation systems, consumer products, and core technology teams.

     The overall goals of the software development organization are to enhance the value of the hardware offerings by improving functionality within the input controller, at the driver level and within the application. Each is a key area that requires dedicated software efforts.

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

     The hardware development group is also focused on providing expertise and engineering services in the implementation of the Company's core hardware input technologies for the production of 3D controller products both for proprietary brands and vendor lines. This group is, accordingly, involved in the design and development of a range of new controller products, including the introduction of a USB solution, for various market segments and strategic partners and it is anticipated that requirements in this area will increase.

     During the years ended March 31, 1998, 1997, and 1996, the Company expended $3,483,000, $2,916,000 and $1,684,000, respectively, on its research and development efforts.


Patents and Proprietary Rights

     The Company relies on a combination of patents, copyrights, trade secrets, trademark laws, confidentiality procedures and license arrangements to establish and protect its proprietary technology.

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

     The Company's SpaceWare software is protected by copyright laws, which offer only limited protection for the Company's software. However, because the software development industry is characterized by rapid technological change, the Company believes that factors such as the technical know-how in the interactive 3D motion control field, and the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position than the various legal protections available for its software.

     In addition to the protection afforded by patent registrations and copyright laws, generally employees of the Company and consultants to the Company have executed a proprietary information agreement designed to protect the trade secrets of the Company, inventions created in the course of employment with the Company and other proprietary information of the Company.
Additionally, certain senior officers and technical personnel are required to sign non-competition agreements prohibiting such persons from competing with the Company for a period of 1 year following their departure from the Company.

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

     The Company currently uses several United States contractors and an overseas contractor in China, for its primary manufacturing requirements. Final functional testing, calibration and quality control, as well as final packing and shipping for its industrial products, are performed by the Company but will shift to the source of manufacturing in fiscal year 1999. Generally, standard parts and components are used in the manufacturing of the Company's products with supplies sourced from multiple vendors. To date, the Company has been able to obtain adequate supplies of all components in a timely manner from existing sources.

Competition

     The markets for computer hardware and software are highly competitive and are characterized by continual change and technological improvement. In the input hardware field, the Company's products currently compete with traditional 1D and 2D input devices, such as the dial box, keyboard, gamepad, mouse, trackball and joysticks and some pure 3D input devices. On the software side there is a broad range of 3D enabling technologies, but few are closely aligned with six-degrees-of-freedom ("6DOF") input hardware devices. This provides a desirable area of focus for the Company.

     There are currently several alternative input device technologies available that provide various degrees of interactive 3D control capabilities. These devices range from the traditional 1D dial box, the keyboard, a gamepad or a 2D mouse. Other products like a trackball and joystick may provide some interactive 3D-motion control with 1, 2 or at most 3 degrees of freedom at a time. Some specialized 3D devices are available, including head positioning trackers but are minimally deployed. Motion control with the 1D and 2D devices tends to require a great deal of finger or hand dexterity and is somewhat robotic in nature. The specialized 3D devices are either difficult to use or have a difficult software interface. In comparison, the Company believes its 6DOF input device technology, once learned, allows life-like intuitive 3D-motion control.

     Space Control GmbH ("Space Control") represents the principal competition in the development and marketing of 3D input controllers with 6DOF. Space Control successfully markets a product known as the Space Mouse / Space Mouse Plus. In addition, Space Control has a relationship with Logitech for private labeling under the Logitech logo and sells as the Magellan. The Logitech relationship poses a significant challenge as they are a presence at OEMs, and within the consumer arena. Spacetec believes that it has a number of inherent advantages over Space Control, including full ownership of Spacetec's technology and therefore the absence of license fees, a direct worldwide presence and strong OEM relations with key partners, as well as a dedicated software development organization that works to supply the best technology while supporting key ISVs.

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

     While the Company believes it compares favorably with any competition from a performance and functionality basis, and also through the value that it provides through its superior technology, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business and results of operations.

Dependence on Significant Customers

     The Company's total sales to Electronic Data Systems and subsidiaries represented 21% and 17% of the Company's revenues for the years ended March 31, 1998 and 1997, respectively. Sales to IBM Corporation totaled 13% and 8% for the 1998 and 1997 fiscal years, respectively and sales to Hewlett Packard totaled 6% and 15% for the 1998 and 1997 fiscal years, respectively. The loss of these customers could have a material adverse effect on the Company's business, financial position and results of operations.

Employees

     As of March 31, 1998, the Company had 66 full-time employees and 1 part-time employee, of whom 28 were engaged in research and development, 23 in sales and marketing, 9 in administration and finance and 7 in manufacturing control. The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and believes that it has satisfactory employee relations.

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

Item 3. Legal Proceedings

     As of March 31, 1998, the Company is not party to any legal proceedings and is not aware of any material threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     None. The Company is planning on having an annual meeting on July 30, 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters


     The Company's Common Stock commenced trading on December 6, 1995 on the Nasdaq National Market under the symbol "SIMC". As of May 26, 1998 there were 399 holders of record of the Company's Common Stock.

     The following table sets forth for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.


                                    HIGH       LOW

     Year Ended March 31, 1997

     First Quarter                 $20 1/4   $14 1/4
     Second Quarter                $14 5/8   $     8
     Third Quarter                 $12 1/8   $     4
     Fourth Quarter                $ 6 3/8   $ 3 1/4

     Year Ended March 31, 1998

     First Quarter                 $ 4 9/16  $ 2
     Second Quarter                $ 4 5/8   $ 2 9/16
     Third Quarter                 $ 3 7/8   $ 2  7/8
     Fourth Quarter                $ 3 9/16  $ 3 1/16


     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                      Summary Consolidated Financial Data
                     (In Thousands, Except Per Share Data)



                                                                   Fiscal Year Ended March 31
                                              -------------------------------------------------------------------
                                                  1998          1997          1996         1995         1994
                                              -------------------------------------------------------------------
STATEMENTS OF OPERATIONS:
Revenues..................................      $ 8,884       $ 9,075       $ 8,132       $5,536       $3,198
Income (loss) from operations.............       (3,838)       (4,948)          705          686          467
Net income (loss).........................       (3,270)       (3,722)          628          526          327
Basic:
-----
Net income (loss) per share...............      $ (0.45)      $ (0.51)      $  0.19       $ 0.42       $ 0.27
Weighted average shares outstanding.......        7,195         7,283         3,232        1,262        1,200
Diluted:
-------
Net income (loss) per share................     $ (0.45)      $ (0.51)      $  0.10       $ 0.10       $ 0.08
Weighted average shares outstanding.......        7,195         7,283         6,412        5,526        3,984

BALANCE SHEET DATA:
Working capital...........................      $10,480       $13,622       $17,503       $2,142       $2,357
Total assets..............................       12,999        16,602        21,108        4,507        3,342
Long term liabilities, less current
portion...................................           --            --           320          220           99
Total shareholders' equity................      $11,489       $15,260       $19,301       $3,339       $2,667

All per share amounts reported in the table have been restated to conform with Statement of Financial Accounting Standards, No. 128, "Earnings Per Share", which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. See Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In this context, the discussion in this Item contains forward-looking statements which involve a certain degree of risk and uncertainty, including statements relating to liquidity and capital resources. Factors that could cause or contribute to the actualization of such forward looking statements include, but are not limited to, the market acceptance of and the demand for the Company's products, the development of technology and manufacturing capabilities, the restructuring of channel efforts for the consumer market, the impact of competitive products on the Company's profitability, dependence on relationships with significant customers and the Company's dependence upon third party suppliers.

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

     For reasons of manufacturing and volume efficiencies, the Company contracts all of its hardware manufacturing to outside sources. Primary manufacturing of its products had previously been through multiple domestic contract manufacturers, with final functional testing and quality control performed by the Company. Late in fiscal 1996, the Company began directing its manufacturing to an offshore contract manufacturer to further reduce the cost of goods. Currently, the majority of Spacetec products are produced by the offshore contract manufacturer.

     Research and development comprises both hardware and software activities. Hardware development has focused on creating products utilizing the Company's core hardware technology, but designed for specific end-use markets, and engineering these components to reduce manufacturing costs. This has resulted in products for the workstation, PC and consumer markets, and significant cost reductions in the core technology. In fiscal 1996, the Company began sampling its proprietary low-cost Eclipse-1 ASIC chip for use in its own proprietary controllers. The Eclipse-1 ASIC chip has successfully been incorporated into both consumer and industrial products.

     The primary activity in software development has been to create specialized 3D motion control software and software tools to enable the Company's products to be integrated into specific application software. The Company offers an "open" software development kit (SDK) to the development community for integration into their applications. Integration of the SDK enables the Company's 3D input controllers to work with specific software. With access to the source code, the developer can take control of the implementation and add value wherever possible by going "native". Software development activities have increased as the number of 3D applications into which the Company's software has been integrated has increased, and upon entering the professional PC multimedia animation market and consumer multimedia "edutainment" market with 3D interactive software programs.

Results Of Operations

Comparison Of Fiscal Year Ended March 31, 1998 to the Fiscal Year Ended March 31, 1997

     Revenues. The Company's revenues consist of sales of industrial and consumer products, and license fees. Revenues decreased 2.1% to $8,884,000 for the fiscal year ended March 31, 1998 ("1998 Fiscal Year") from $9,075,000 for the fiscal year ended March 31, 1997 ("1997 Fiscal Year"). The decrease in revenues is attributable to a reduction in the sales of the Company's SpaceOrb 360 RealLife 3D ("SpaceOrb 360") game controller into the consumer retail channel.

     During the 1998 Fiscal Year, management refocused the sales force on the industrial business and increased sales in this market by 24.2% to $8,056,000 for the 1998 Fiscal Year from $6,485,000 in the 1997 Fiscal Year. Sales to the industrial market for the 1997 Fiscal Year were negatively impacted by the launch of the Spaceball 3003 ("3003"), a new lower priced input device for workstation based 3D CAD applications, which essentially replaced the higher priced Spaceball 2003 ("2003"). The Company had anticipated that unit sales would increase sufficiently to offset the decrease in price. However, these expectations were not realized as the Company was unable to encourage additional bundling of the 3003 by its OEMs as rapidly as anticipated.

     Other revenues, which include consumer sales and licensing arrangements decreased 68.0% in the 1998 Fiscal Year to $828,000 from $2,590,000 in the 1997 Fiscal Year. Licensing arrangements decreased in the 1998 Fiscal Year primarily from the Company discontinuing its 2D graphics acceleration software business. Consumer retail sales of the SpaceOrb 360 also declined in the 1998 Fiscal Year. While the SpaceOrb 360 has enjoyed widespread acceptance in the early-adopter, hard core gamer market, sales to the mass market have lagged due to delays in customer acceptance of the product and inadequate channel sales. The Company has been unable to clearly differentiate its product from other lower priced computer control devices. As a result, management has shifted its sales focus from direct retail channels to establishing Original Equipment Manufacturer ("OEM") and strategic alliance partnerships in the consumer business.

     As part of its corporate strategy, management expects to continue to emphasize the industrial business and pursue additional strategic alliance partnerships and OEM relationships. However, there is no assurance that forging additional relationships will be able to generate substantial revenue, if at all.

     Two customers represented 21.3% and 13.4% of the Company's revenues for the 1998 Fiscal Year as compared with two customers representing 17.0% and 14.8% of sales for the 1997 Fiscal Year.

     Revenue generated through the Company's foreign subsidiaries totaled $631,000 and represented 7.1% of total revenues for the 1998 Fiscal Year. These sales are denominated in the local currency of the country in which the subsidiary is located. Although denominated in foreign currency, exchange rate fluctuations have been not been material.

     Gross Profit. The Company's gross profit is arrived at after the costs of materials, manufacturing overhead, royalties and amortization of capitalized software are subtracted from revenues. Gross profit increased 30.0% to $6,029,000 for the 1998 Fiscal Year from $4,639,000 for the 1997 Fiscal Year and represented 67.9% and 51.1% of revenues, respectively. The increase in gross profit as a percentage of revenues reflects the proportionately higher margins available from the industrial market, which has been the area of principal focus by the Company during the 1998 Fiscal Year. Gross profit in both the 1998 Fiscal Year and 1997 Fiscal Year was negatively impacted by write-downs of inventory and capitalized software of $470,000 and $929,000, respectively, related to the consumer market. During the 1998 Fiscal Year, the Company recognized charges of $340,000 for the write-down of inventory and $130,000 for the write-down of capitalized software and in the 1997 Fiscal Year, charges of $600,000 for the write-down of inventory and $329,000 for the write-down of capitalized software associated with the SpaceOrb 360 were incurred. The charges in the 1998 Fiscal Year resulted from the cessation of a retail marketing program. In the 1997 Fiscal Year, the Company had reviewed the projected revenue stream associated with the sales of the SpaceOrb 360 product and had determined that the recoverability of the costs of the inventory and capitalized software was uncertain. As of March 31, 1998, the Company has attached no value to inventory and capitalized software related to the SpaceOrb 360, and does not anticipate further write-downs related to this product. However, in the future, there can be no assurance that the Company will avoid write-downs related to other current products or products in development.

     As the Company shifts its sales mix from direct to OEM channels for industrial and consumer products, it is expected that the gross profit percentage currently experienced by the Company, will not be sustainable. Generally, the Company realizes a lower profit on its sales through OEMs and therefore expects that increases in the volume of its products through OEM channels will negatively impact its gross profit. The Company's expectations regarding the decline in gross profit percentage is a forward looking statement. There can be no assurance that such decreases in profit will not be greater than anticipated.

     Selling and Marketing Expenses. Selling and marketing expenses, which include principally personnel costs and sales commissions, and to a lesser extent, tradeshow expenses and expenses related to advertising and marketing, decreased 11.9% to $4,359,000 for the 1998 Fiscal Year from $4,945,000 for the 1997 Fiscal Year and represented 49.1% and 54.5% of revenues, respectively. During the 1998 Fiscal Year, significant marketing expenses associated with a direct presence in the retail channel were eliminated. In addition, the Company realized savings from cost containment programs implemented at the end of the 1997 Fiscal Year and eliminated broad based advertising and public relations activities in favor of focused marketing events. Going forward, the Company anticipates that selling and marketing expenses will be reduced as a percentage of revenues as it is anticipated that revenues will increase and expenses will remain stable. The Company has recently invested in additional salespeople and new sales offices, both domestically and internationally, which were not established long enough in the 1998 Fiscal Year to impact revenues significantly. The Company's expectations regarding the decline of selling and marketing expenses as a percentage of revenues and the increase in revenues are forward looking statements. There can be no assurance that expenses will not be greater than anticipated or that revenues will not be less expected.

     Research and Development Expenses.    Research and development expenses,
which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, increased 19.4% to $3,483,000 for the 1998 Fiscal Year from $2,916,000 for the 1997 Fiscal Year and represented 39.2% and 32.1% of revenues, respectively. The increase in research and development expenditure in the 1998 Fiscal Year resulted from hiring additional engineering research personnel at higher skill levels and therefore at higher average salaries. This investment was necessary to expand the Company's software product development efforts, particularly in developing software for stand-alone revenue generation unrelated to current hardware offerings.

In the 1997 Fiscal Year, $224,000 of research and development expenses were recorded as capitalized software related to the SpaceOrb 360. In comparison, the Company did not capitalize any research and development expenses in the 1998 Fiscal Year, as technological feasibility was not reached.

The Company has focused its research and development efforts on the development of several new products, slated for release during the 1999 Fiscal Year. The Spaceball 4000 and the Enhanced SDK will require additional research and development funding during the upcoming year. Although the Company anticipates that research and development expenses in the 1999 Fiscal Year will stabilize at dollar levels similar to the 1998 Fiscal Year results, the continued development of both the Spaceball 4000 and the Enhanced SDK as well as development of additional products under consideration could cost more than expected, and there can be no assurance that these expenses will not be greater than anticipated.

     General and Administrative Expenses. General and administrative expenses, which include the costs of the Company's corporate finance, human resources and administrative functions, increased 17.3% to $2,025,000 for the 1998 Fiscal Year from $1,726,000 for the 1997 Fiscal Year, and represented 22.8% and 19.0% of sales, respectively. The increase is associated with increases in accounting, legal, and administration fees related to the establishment of three wholly-owned subsidiaries in each of Germany, France and the United Kingdom, and to the acquisition of Spatial Systems Limited ("SSL"). Additionally, the Company incurred severance costs of approximately $300,000 in connection with the termination of an executive officer, as well as a loss of $104,000 related to the write-off of intangible assets associated with its Panacea graphics acceleration software business. Management anticipates that general and administrative expenses will decrease in absolute dollars for the year ended March 31, 1999. However, there can be no assurance that these expenses will not be greater than anticipated.

     Provision for Income Taxes. As the Company has recognized losses in the 1998 Fiscal Year, it has not recorded a provision for income taxes. The benefit attributable to the carryback of losses to prior fiscal years was fully utilized during the fiscal year ended March 31, 1997. The Company has unbenefited federal net operating loss carryforwards of approximately $4,300,000.

     Year 2000 Compliance. The Company's 3D controller products do not use any date related processing in the hardware or driver software. Consequently, the Company has determined that it has no exposure to contingencies related to the Year 2000 for the products it has sold. The Company has in turn obtained assurance from its vendors that the hardware and software that is used in its day-to-day business activities (i.e. accounting software) is Year 2000 compliant. Based upon representations received to date, the Company believes that its business, financial condition and results of operations will not be materially adversely affected by any failure of third-party software. However, there can be no assurance that the Company's customers and vendors will not be affected by the Year 2000 and that the failure of its customers and vendors to become compliant for the Year 2000, will not have an adverse effect on the Company's business and operations.

Comparison Of Fiscal Year Ended March 31, 1997 to the Fiscal Year Ended March 31, 1996

     Revenues. Revenues increased 11.6% to $9,075,000 in the 1997 Fiscal Year from $8,132,000 for the fiscal year ended March 31, 1996 ("1996 Fiscal Year"). The increase in revenues is attributable to the Company's launch of the SpaceOrb 360 into the consumer market. This was the first year that the Company sold a consumer product.

     Two customers represented 17.0% and 14.8% of the Company's revenues for the 1997 Fiscal Year as compared with two customers representing 24.3% and 9.8% of sales for the 1996 Fiscal Year.

     Gross Profit. Gross profit, decreased 21.4% to $4,639,000 for the 1997 Fiscal Year from $5,903,000 for the 1996 Fiscal Year and represented 51.1% and 72.6% of revenues, respectively. Gross profit declined mainly due to write-offs of capitalized software and a write down of inventory to net realizable value. The Company completed an evaluation of the projected revenue stream associated with inventory components related to the SpaceOrb 360 and capitalized software, which indicated that the recoverability of the costs of these assets was uncertain. The Company recognized a $329,000 charge for the write down of its capitalized software and a $600,000 charge for the write down of its inventory.

     Selling and Marketing Expenses. Selling and marketing expenses, increased 82.4% to $4,945,000 for the 1997 Fiscal Year from $2,711,000 for the 1996 Fiscal Year and represented 54.5% and 33.3% of revenues, respectively. The increase is primarily due to costs incurred in connection with the initial marketing program for the SpaceOrb 360, including extensive non-recurring television advertising and promotion expenses in excess of $1,000,000. Additional personnel and recruiting costs associated with an expansion of the sales and marketing infrastructure were also incurred during the year.

     Research and Development Expenses. Research and development expenses, increased 73.2% to $2,916,000 for the 1997 Fiscal Year from $1,684,000 for the 1996 Fiscal Year and represented 32.1% and 20.7% of revenues, respectively. The increase reflects significant investments in personnel and consultants necessary to expand software product development efforts, particularly in the consumer, multimedia and PC CAD markets, and engineering efforts designed to lower the cost of manufacturing of the Company's hardware components. Research and development expenses that were recorded as capitalized software costs decreased to $224,000 for the 1997 Fiscal Year in comparison with $425,000 for the 1996 Fiscal Year.

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

Quarterly Operating Results

     The following tables set forth certain consolidated quarterly financial information of the Company, for the 1997 Fiscal Year and 1998 Fiscal Year.
This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                               Three Month Period Ended
                            ----------------------------------------------------------------------------------------------
                              June 30     Sept 30      Dec 31      Mar 31     June 30     Sept 30      Dec 31      Mar 31
                                1996        1996        1996        1997        1997        1997        1997        1998
                            ----------------------------------------------------------------------------------------------

Revenues....................    $1,852      $2,514     $ 2,685     $ 2,024      $2,083     $ 1,816      $2,488     $ 2,497
Gross profit................     1,291       1,403         930       1,015       1,421       1,329       1,342       1,937
Loss from operations........      (339)       (590)     (2,501)     (1,518)       (863)     (1,005)       (957)     (1,013)
Net loss....................       (93)       (269)     (2,092)     (1,268)       (724)       (863)       (811)       (872)
Basic and diluted loss per
  common share..............    $(0.01)     $(0.04)    $ (0.29)    $ (0.17)     $(0.10)    $ (0.12)     $(0.11)    $ (0.12)

     Basic and diluted loss per common share are presented to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." See
Note 2 to the Consolidated Financial Statements.

     The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis as a result of a variety of factors, many of which are outside the Company's control. These factors include, without limitation: (i) the timing and size of orders which are received and can be shipped in any particular period; (ii) the commercial success of the Company's products; (iii) delays in the introduction of products or product enhancements by the Company and the Company's ability to introduce new products and technologies on a timely basis; (iv) the financial stability of the Company's major customers; (v) the timing of new product introductions or announcements by the Company or its competitors; (vi) the seasonality of the placement of customer orders; (vii) the timing and nature of selling and marketing expenses such as tradeshows and advertising campaigns;
(viii) the timing of development expenditures and personnel changes; (ix) customer order deferrals in anticipation of product enhancements or new product offerings by the Company or its competitors; (x) customer cancellation of orders and the gain or loss of significant customers; (xi) the mix of products sold; and (xii) the mix of OEM and direct sales to end-users. The Company has historically operated with little backlog because its products are generally shipped immediately upon receipt of an order by the Company. As a result, revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and on sales by the Company's customers to end users.

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

Liquidity And Capital Resources

     To date, the Company has funded its operations and capital expenditures primarily through cash generated from operations and the proceeds from the initial public offering of its common stock in December 1995. As of March 31, 1998, the Company had cash and cash equivalents and available-for-sale securities of $9,026,000 and working capital of $10,480,000 versus $10,229,000 and $13,622,000, respectively at March 31, 1997. The Company has no outstanding line of credit or other indebtedness for borrowed money.

     The Company used $265,000 to fund operating activities in the current year as compared with $4,408,000 used in operations in the prior year. The use of funds in the 1998 Fiscal Year is primarily attributable to the net loss of $3,270,000, which was offset by a reduction in inventories, income taxes receivable and accounts receivable and increases in accounts payable and accrued expenses. The change in accounts receivable from using cash of $173,000 in the 1997 Fiscal Year, to providing cash of $216,000 in the 1998 Fiscal Year is the result of enhanced collection efforts over the course of the year. The change in inventory to providing cash of $1,031,000 in the 1998 Fiscal Year from using cash of $1,309,000 in the 1997 Fiscal Year resulted from the overall reduction of on-hand quantities of inventory coupled with write-downs of SpaceOrb 360 inventory in the 1998 Fiscal Year. Inventory levels were high in the 1997 Fiscal Year as the Company had made significant investments in inventory related to the SpaceOrb 360 in order to have the necessary anticipated quantities on hand for sale during the peak retail Christmas season. In the 1998 Fiscal Year, the Company made an effort to reduce its overall inventories, especially those related to the SpaceOrb 360. However, as the Company was unable to sell the on-hand quantities of this product, and as systems configurations had changed, management determined that the inventory value was impaired. Therefore, a write-down of $340,000 related to the SpaceOrb 360 was taken in the 1998 Fiscal Year. Also during the 1998 Fiscal Year, the Company received income tax refunds of $438,000 resulting from the carryback of the 1997 Fiscal Year net operating loss to the three previous years. The change in accounts payable and accrued expenses from providing cash of $231,000 in the 1998 Fiscal Year from using cash of $208,000 in the 1997 Fiscal Year is primarily due to the timing of payments to vendors. The overall improvement in cash from operating activities from a use of $4,408,000 in the 1997 Fiscal Year to a use of $265,000 in the 1998 Fiscal Year was due to considerable efforts by management to improve the overall balance sheet.

     Net cash provided to the Company through investing activities totaled $1,056,000 during the 1998 Fiscal Year. The increase is attributable to net proceeds in the amount of $1,482,000, generated from net sales of the Company's available-for-sale securities. The increase was offset by $339,000 for purchases of furniture and equipment, (primarily computer equipment), and $87,000 for purchases of intangible assets. The Company anticipates that capital expenditures for the 1999 Fiscal Year will mirror capital expenditures for the 1998 Fiscal Year, but it has no commitments or specific plans for any significant purchases.

     Financing activities used $457,000 of net cash in the current year. The Company spent $534,000 to repurchase 150,000 shares of its common stock. The cost was offset by $77,000 which was received upon the exercise of employee stock options.

     The Company believes existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1999. Substantial, additional funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channels and market awareness of the Company's products. The Company believes the level of financial resources available to it is an important competitive factor in its industry and may seek additional capital prior to the end of that period.

     The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms if at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly. There can be no assurance that the Company's cash flow from operations will be adequate to fund its long-term working capital requirements, or that it will be able if necessary, to obtain equity financing on favorable terms, if at all.


Risk Factors

     From time to time, Spacetec IMC through its management may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

     The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to re-evaluate such forward-looking statements.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

     Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis as a result of a variety of factors, many of which are outside the Company's control. See "Quarterly Operating Results" for the factors affecting operating results.

     Developing Market. During the fiscal year 1997, the Company began to market its products designed for the consumer marketplace. The Company has had little experience in marketing its products to consumers. The entry into the consumer market has created considerable risks for the Company, some of which are outside of the Company's control. See "Part 1: Business -- Products."

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

     As a result of the Company's efforts in penetrating this sales channel, the gross margins have decreased as the Company has had to price its products at low levels to penetrate this market. The Company has noted that its sales to retail channels have been significantly affected by seasonality primarily due to the increased demand for 3D game and entertainment applications and related products during the year-end holiday buying season. Retail distributors have been permitted to return inventory to the Company for credit against other purchases on negotiated terms. In addition, the Company has granted retail distributors price protection clauses in agreements with the Company pursuant to which the Company has been obligated to grant credits when the Company has reduced selling prices on products previously purchased by the distributor. Moreover, to the extent the Company generates significant sales to retail distribution channels relative to its sales to OEMs, there is a greater risk of increased product returns and warranty claims. The Company has established reserves for product returns and warranty claims based on its previous experiences and future expectations. There can be no assurance that these reserves will be adequate or that product returns and warranty claims and price protection adjustments will not have a material adverse effect on future operating results.

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

     Dependence on Relationships with Independent Software Vendors ("ISVs"). The Company maintains relationships with Independent Software Vendors which incorporate the Company's enabling software into their 3D applications. As a result, sales of the Company's products are dependent upon the continued market acceptance of the product/application offerings of the ISVs. The ISVs are under no contractual obligation to incorporate the Company's enabling software into their products/applications. The incorporation of the Company's enabling software can involve a substantial amount of time and money. Sales of the Company's hardware products can lag from 6 to 18 months behind the actual incorporation of the Company's enabling software into the ISV's application. Any delay in the product development of an ISV or a decision by the ISV to incorporate the enabling software of a competitor of the Company into its products/applications would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The successful development and commercialization of new products involves many risks, including the identification of new product opportunities, the timely completion of the development process, the control and recoupment of development and production costs and acceptance by customers of the Company's products. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products in a timely and cost effective manner, that the Company's products will be accepted in the marketplace, or that products or technologies developed by others will not render the Company's products or technologies uncompetitive.

     Dependence on Relationships with Significant Customers. The Company sells substantially all of its products to and maintains strategic relationships with original equipment manufactures ("OEMs") and value added resellers ("VARs"). As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements, nor do they contain provisions requiring the exclusive purchase of the Company's products.

     Competition. The market for computer products is intensely competitive and rapidly changing. The Company's products currently compete against established products and no assurance can be given that the Company's products will not be rendered obsolete by technological advances of others. The Company expects that competition from existing competitors will increase and that new competitors will enter the 3D motion control market. Many of the existing and potential competitors have experienced management, larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company. The Company anticipates that its competitors will ultimately develop hardware products based on technology that does not infringe on the patent rights of the Company, which may provide capabilities similar or superior to those of the Company's products. Increased competition could result in price reductions and loss of market share for the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

     Patents and Proprietary Technology. The Company's success is heavily dependent upon its proprietary hardware and software technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, software license agreements, non-disclosure agreements, and technical measures to protect its rights pertaining to its products. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company's success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and preserve its trade secrets. There can be no assurance that the Company's issued patents, or any future patents, will provide the Company with significant protection against competitive products or otherwise be commercially valuable. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon by others. In the case of infringement of the Company's technologies, there can be no assurance that the Company would be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

     In addition to seeking patent protection, in some cases the Company may rely on contractual arrangements or trade secrets to protect its proprietary technology. There can be no assurance that trade secrets will be developed and maintained, that secrecy obligations will be honored, or that others will not independently develop similar or superior technology. Disputes as to the ownership of such information may arise if consultants, key employees, or other third parties apply technological information independently developed by them or by others to Company projects, and such disputes may not be resolved in favor of the Company. Due to the importance of patent and trade secret protections and the competitive nature of its industry, the Company may also be subject to claims that its technologies infringe on the proprietary rights of other companies. There can be no assurance that such claims will not arise, that the Company will have sufficient resources to pursue any resulting litigation to a final judgment, or that the Company will prevail in such litigation.

     Dependence on Contract Manufacturers, Including Overseas Manufacturers.
The Company has and will continue to rely on outside vendors to manufacture hardware devices among the Company's products. Although the Company's hardware devices are relatively simple devices to manufacture, and the Company has not encountered any delays in obtaining adequate products from its outside contracting organizations, there can be no assurance that delays incurred or quality problems caused by any of the contract manufacturing organizations will not have a material adverse effect on the Company's ability to fill customer orders. In 1996, the Company entered into a manufacturing contract with a entity located in the People's Republic of China. The Company's reliance on outside manufacturers involves several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Certain of the Company's contract manufacturers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities or any other circumstance that would require the Company to seek alternative sources of contract manufacturing services or to manufacture its own hardware devices internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and such delay could have a material adverse effect on the Company.

     The use of a foreign manufacturer, in a country with an emerging commercial base, subjects the Company to additional risks, including unexpected changes in regulatory requirements and tariffs and difficulties in communications with such foreign entity. Finally, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company. To the extent that such foreign manufacturer fails to perform in accordance with its contract with the Company or to the extent the Company has other claims against such manufacturer, it may be difficult to enforce such claims in the Peoples Republic of China.

     Attraction and Retention of Key Employees. The Company is dependent on the principal members of its management. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company believes that its future success will be affected by its ability to attract and retain skilled technical, managerial and marketing personnel. Although the Company has not experienced difficulty to date, there can be no assurance that the Company will be successful in attracting or retaining the personnel it requires to continue to grow and operate profitably.

     Future Capital Needs. The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, the response of competitors to the products based on the Company's technology, and capital necessary for potential acquisitions. Changes in technology or a growth of sales beyond currently established capabilities will also require further investment. To the extent that internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing shareholders will result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements And Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                                               Page(s)
                                                                                               -------
Report of Independent Auditors..............................................................        29

Consolidated Balance Sheets as of March 31, 1998 and 1997...................................        30

Consolidated Statements of Operations for the years ended March 31, 1998,
1997, and 1996..............................................................................        31

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997,
and 1996....................................................................................        32

Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997,
and 1996....................................................................................        34

Notes to Consolidated Financial Statements..................................................        35

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Spacetec IMC Corporation


We have audited the accompanying consolidated balance sheets of Spacetec IMC Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spacetec IMC Corporation at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    Ernst & Young LLP

Boston, Massachusetts
May 7, 1998, except as to Note 15 as to which the date is June 5, 1998

                           SPACETEC IMC CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)

                                                                                           March 31
                                                                                  ----------------------------
                                                                                      1998            1997
                                                                                  ------------    ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents                                                         $      490      $      170
 Securities available-for-sale                                                          8,536          10,059
 Accounts receivable, less allowance for doubtful accounts of $126 and $75
    at March 31, 1998 and 1997, respectively                                            2,069           2,285
 Inventories                                                                              687           1,718
 Prepaid expenses                                                                         176             275
 Receivable from employees and officer                                                     32              19
 Income taxes receivable                                                                    -             438
                                                                                  ------------    ------------
        Total current assets                                                           11,990          14,964


Furniture and equipment,  net                                                             765             964
Intangible assets, net                                                                    216             382
Software development costs, net                                                             -             265

Other assets                                                                               28              27
                                                                                  ------------    ------------
                                                                                        1,009           1,638
                                                                                  ------------    ------------
Total assets                                                                       $   12,999       $  16,602
                                                                                  ============    ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                            $    1,498       $   1,267
  Deferred revenue                                                                         12              75
                                                                                  ------------    ------------
        Total current liabilities                                                       1,510           1,342

Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized                             -               -
  Common stock, voting, $.01 par value; 20,000,000 authorized shares;
    7,142,742 and 7,366,508 shares issued at March 31, 1998
    and 1997, respectively                                                                 71              74
  Additional paid-in capital                                                           16,780          17,969
  Deferred compensation                                                                   (50)            (40)
  Unrealized gain on available-for-sale securities                                          5              46
  Accumulated deficit                                                                  (5,303)         (2,033)
  Cumulative translation adjustment                                                       (14)             -
  Treasury stock, at cost; 100,000 shares at March 31, 1997                                -             (756)
                                                                                  ------------    ------------
     Total shareholders' equity                                                        11,489          15,260
                                                                                  ------------    ------------
Total liabilities and shareholders' equity                                         $   12,999      $   16,602
                                                                                  ============    ============


                            See accompanying notes.

                           SPACETEC IMC CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                    Year Ended March 31
                                           -------------------------------------
                                               1998         1997         1996
                                           -----------  -----------  -----------

Revenues                                    $   8,884    $   9,075    $   8,132
Cost of revenues                                2,855        4,436        2,229
                                           -----------  -----------  -----------
  Gross profit                                  6,029        4,639        5,903
Operating expenses:
 Selling and marketing                          4,359        4,945        2,711
 Research and development                       3,483        2,916        1,684
 General and administrative                     2,025        1,726          803
                                           -----------  -----------  -----------
       Total operating expenses                 9,867        9,587        5,198
                                           -----------  -----------  -----------
 Income (loss) from operations                 (3,838)      (4,948)         705
 Interest income                                 (568)        (632)        (278)
                                           -----------  -----------  -----------
Income (loss) before income taxes              (3,270)      (4,316)         983

Income tax provision (benefit)                      -         (594)         355
                                           -----------  -----------  -----------
Net income (loss)                           $  (3,270)   $  (3,722)   $     628
                                           ===========  ===========  ===========

Net income (loss) per share:
      Basic                                 $   (0.45)   $   (0.51)   $    0.19
                                           ===========  ===========  ===========
      Diluted                               $   (0.45)   $   (0.51)   $    0.10
                                           ===========  ===========  ===========

Weighted average shares outstanding:
      Basic                                     7,195        7,283        3,232
                                           ===========  ===========  ===========
      Diluted                                   7,195        7,283        6,412
                                           ===========  ===========  ===========




                            See accompanying notes.

                           SPACETEC IMC CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands except share data)




                                                                Series A                Series B
                                                            Preferred Stock          Preferred Stock
                                                        -----------------------  -----------------------
                                                          Shares       Amount      Shares       Amount
                                                        -----------------------  -----------------------
Balance at March 31, 1995                                 1,262,001       126      813,953          81
  Issuance of common stock upon public
      offering, net of underwriters' discount
      and issuance costs of $1,207 and
      $709, respectively                                       -           -            -           -
  Conversion of preferred stock and Class B
      common stock upon public offering                  (1,262,001)     (126)    (813,953)        (81)
  Net income                                                   -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1996                                      -           -            -           -
  Common stock issued upon exercise
      of options                                               -           -            -           -
  Payments to repurchase common stock                          -           -            -           -
  Additional offering costs                                    -           -            -           -
  Deferred compensation recorded upon
      issuance of stock options                                -           -            -           -
  Amortization of deferred compensation                        -           -            -           -
  Unrealized gain on available-for-sale
      securities                                               -           -            -           -
  Net loss                                                     -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1997                                      -           -            -           -
  Common stock issued upon exercise
      of options                                               -           -            -           -
  Common stock issued under Employee
      Stock Purchase Plan                                      -           -            -           -
  Common stock issued to former shareholders
      of Spatial Systems, Ltd. upon acquisition                -           -            -           -
  Cancellation of common stock received upon
      acquisition of Spatial Systems, Ltd.                     -           -            -           -
  Payments to repurchase common stock                          -           -            -           -
  Deferred compensation recorded upon
      issuance of stock options                                -           -            -           -
  Cancellation of treasury stock                               -           -            -           -
  Amortization of deferred compensation                        -           -            -           -
  Unrealized gain on available-for-sale
      securities                                               -           -            -           -
  Net loss                                                     -           -            -           -
  Cumulative translation adjustment                            -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1998                                      -     $     -            -     $     -
                                                        =======================  =======================


                                                                                         Class B
                                                              Common Stock             Common Stock
                                                        -----------------------  -----------------------
                                                          Shares       Amount      Shares       Amount
                                                        -----------------------  -----------------------

Balance at March 31, 1995                                   574,000         6      395,000         114
  Issuance of common stock upon public
      offering, net of underwriters' discount
      and issuance costs of $1,207 and
      $709, respectively                                  1,725,000        17           -           -
  Conversion of preferred stock and Class B
      common stock upon public offering                   4,941,908        49     (395,000)       (114)
  Net income                                                   -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1996                                 7,240,908        72           -           -
  Common stock issued upon exercise
      of options                                            125,600         2           -           -
  Payments to repurchase common stock                          -           -            -           -
  Additional offering costs                                    -           -            -           -
  Deferred compensation recorded upon
      issuance of stock options                                -           -            -           -
  Amortization of deferred compensation                        -           -            -           -
  Unrealized gain on available-for-sale
      securities                                               -           -            -           -
  Net loss                                                     -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1997                                 7,366,508        74           -           -
  Common stock issued upon exercise
      of options                                             16,700        -            -           -
  Common stock issued under Employee
      Stock Purchase Plan                                     9,536        -            -           -
  Common stock issued to former shareholders
      of Spatial Systems, Ltd. upon acquisition           1,133,332        -            -           -
  Cancellation of common stock received upon
      acquisition of Spatial Systems, Ltd.               (1,133,334)       -            -           -
  Payments to repurchase common stock                          -           -            -           -
  Deferred compensation recorded upon
      issuance of stock options                                -           -            -           -
  Cancellation of treasury stock                           (250,000)       (3)          -           -
  Amortization of deferred compensation                        -           -            -           -
  Unrealized gain on available-for-sale
      securities                                               -           -            -           -
  Net loss                                                     -           -            -           -
  Cumulative translation adjustment                            -           -            -           -
                                                        -----------------------  -----------------------
Balance at March 31, 1998                                 7,142,742  $     71           -     $     -
                                                        =======================  =======================


                            See accompanying notes.

                           SPACETEC IMC CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       (in thousands except share data)

                                                                                    Unrealized
                                                                                       Gain on          Retained
                                                      Additional                     Available-         Earnings
                                                       Paid-in        Deferred        for-Sale        (Accumulated
                                                       Capital      Compensation     Securities         Deficit)
                                                     ------------- ---------------- --------------  -----------------
Balance at March 31, 1995                                 1,951             -                 -             1,061
 Issuance of Common Stock upon public
     offering, net of underwriters' discount
     and issuance costs of $1,207 and
     $709, respectively                                  15,317             -                 -               -
 Conversion of Preferred Stock and Class B
     Common Stock upon public offering                      272             -                 -               -
 Net Income                                                 -               -                 -               628
                                                       ---------       ---------         ---------       ---------
Balance at March 31, 1996                                17,540             -                 -             1,689
 Common stock issued upon exercise
     of options                                             384             -                 -               -
 Payments to repurchase common stock                        -               -                 -               -
 Additional offering costs                                   (5)            -                 -               -
 Deferred compensation recorded upon
     issuance of stock options                               50             (50)              -               -
 Amortization of deferred compensation                      -                10               -               -
 Unrealized gain on available-for-sale                      -
     securities                                             -               -                  46             -
 Net loss                                                   -               -                 -            (3,722)
                                                       ---------       ---------         ---------       ---------
Balance at March 31, 1997                                17,969             (40)               46          (2,033)
 Common stock issued upon exercise
     of options                                              51             -                 -               -
 Common stock issued under Employee
     Stock Purchase Plan                                     26             -                 -               -
 Common stock issued to former shareholders
     of Spatial Systems, Ltd. upon acquisition              -               -                 -               -
 Cancellation of common stock received upon
     acquisition of Spatial Systems, Ltd.                   -               -                 -               -
 Payments to repurchase common stock                        -               -                 -               -
 Deferred compensation recorded upon
     issuance of stock options                               21             (21)              -               -
 Cancellation of treasury stock                          (1,287)            -                 -               -
 Amortization of deferred compensation                      -                11               -               -
 Unrealized gain on available-for-sale
     securities                                             -               -                 (41)            -
 Net loss                                                   -               -                 -            (3,270)
 Cumulative translation adjustment                          -               -                 -               -
                                                       ---------       ---------         ---------       ---------
Balance at March 31, 1998                              $  16,780       $    (50)         $      5        $ (5,303)
                                                       =========       =========         =========       =========


                                                        Cumulative        Treasury Stock           Total
                                                        Translation   -----------------------  Shareholders'
                                                        Adjustment      Shares      Amount        Equity
                                                       -------------- ----------------------- ---------------
Balance at March 31, 1995                                      -             -           -            3,339
 Issuance of Common Stock upon public
     offering, net of underwriters' discount
     and issuance costs of $1,207 and
     $709, respectively                                        -             -           -           15,334
 Conversion of Preferred Stock and Class B
     Common Stock upon public offering                         -             -           -              -
 Net Income                                                    -             -           -              628
                                                          ---------     ---------   ---------      ---------
Balance at March 31, 1996                                      -             -           -           19,301
 Common stock issued upon exercise
     of options                                                -             -           -              386
 Payments to repurchase common stock                           -        (100,000)       (756)          (756)
 Additional offering costs                                     -             -           -               (5)
 Deferred compensation recorded upon
     issuance of stock options                                 -             -           -              -
 Amortization of deferred compensation                         -             -           -               10
 Unrealized gain on available-for-sale
     securities                                                -             -           -               46
 Net loss                                                      -             -           -           (3,722)
                                                          ---------     ---------   ---------      ---------
Balance at March 31, 1997                                      -        (100,000)       (756)        15,260
 Common stock issued upon exercise
     of options                                                -             -           -               51
 Common stock issued under Employee
     Stock Purchase Plan                                       -             -           -               26
 Common stock issued to former shareholders
     of Spatial Systems, Ltd. upon acquisition                 -             -           -              -
 Cancellation of common stock received upon
     acquisition of Spatial Systems, Ltd.                      -             -           -              -
 Payments to repurchase common stock                           -        (150,000)       (534)          (534)
 Deferred compensation recorded upon
     issuance of stock options                                 -             -           -              -
 Cancellation of treasury stock                                -         250,000       1,290            -
 Amortization of deferred compensation                         -             -           -               11
 Unrealized gain on available-for-sale
     securities                                                -             -           -              (41)
 Net loss                                                      -             -           -           (3,270)
 Cumulative translation adjustment                             (14)          -           -              (14)
                                                          ---------     ---------   ---------      ---------
Balance at March 31, 1998                                 $    (14)          -      $    -         $ 11,489
                                                          =========     =========   =========      =========



                            See accompanying notes

                            Spacetec IMC Corporation
                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                     Year Ended March 31
                                                                       ------------------------------------------------
                                                                            1998              1997           1996
                                                                       ---------------   --------------  --------------
Operating activities
Net income (loss)                                                      $       (3,270)   $      (3,722)  $         628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                    772            1,063             557
 Deferred income taxes                                                              -             (220)             50
 Loss on disposal of assets                                                       266              488               -
Changes in operating assets and liabilities:
 Accounts receivable, net                                                         216             (173)           (840)
 Inventories                                                                    1,031           (1,309)           (215)
 Prepaid expenses and other assets                                                 98               (5)           (221)
 Due from employees and officer                                                    16               53             (67)
 Income taxes receivable                                                          438             (438)              -
 Accounts payable and accrued expenses                                            231             (208)            598
 Deferred revenue                                                                 (63)              63             (39)
                                                                       ---------------   --------------  --------------
Net cash provided by (used in) operating activities                              (265)          (4,408)            451
Investing activities
Net sales (purchases) of securities available-for-sale                          1,482            5,607         (14,120)
Purchase of furniture and equipment                                              (339)            (676)           (633)
Purchase of intangible assets                                                     (87)            (171)           (129)
Software development costs                                                          -             (224)           (425)
                                                                       ---------------   --------------  --------------
Net cash provided by (used in) investing activities                             1,056            4,536         (15,307)
Financing activities
Proceeds from issuance of common stock, net of costs                                -                -          15,334
Proceeds from exercise of stock options                                            77              386               -
Stock repurchase                                                                 (534)            (756)              -
Additional offering costs                                                           -               (5)              -
Repayment of line of credit                                                         -                -             (65)
Repayment of capital lease obligation                                               -                -              (3)
                                                                       ---------------   --------------  --------------
Net cash provided by (used in) financing activities                              (457)            (375)         15,266
                                                                       ---------------   --------------  --------------

Currency translation effect on cash                                               (14)               -               -

Net increase in cash and cash equivalents                                         320             (247)            410
Cash and cash equivalents at beginning of period                                  170              417               7
                                                                       ---------------   --------------  --------------
Cash and cash equivalents at end of period                             $          490    $         170   $         417
                                                                       ===============   ==============  ==============

Supplemental disclosure of cash flow information:
 Income taxes paid                                                     $            -    $         336   $         220
                                                                       ===============   ==============  ==============
 Interest paid                                                         $            -    $           -   $          15
                                                                       ===============   ==============  ==============

Noncash investing and financing activities:
 Adjustment of Pancea Inc. purchase price                                                                $          48
                                                                                                         ==============
 Unrealized gain on available-for-sale securities                      $            5    $          46
                                                                       ===============   ==============

                             See accompanying notes.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements


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

Principles Of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

At March 31, 1998 and 1997, securities available-for-sale consist principally of commercial paper and debt securities maturing within one year or less. Available-for-sale securities are carried at fair market value and unrealized gains and losses are reported as a separate component of shareholders' equity.

Unrealized gains included in shareholders' equity totaled $5,000 and $46,000 at March 31, 1998 and 1997, respectively.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

2. Significant Accounting Policies  - continued

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, securities available-for-sale and trade receivables. Cash equivalents and securities available-for-sale consist of temporary investments in money market funds with maturity dates of three months or less when purchased, commercial paper and debt securities with maturity dates of one year or less when purchased, respectively, and have limited credit exposure.

Concentrations of credit risk with respect to trade receivables arise as a significant portion of the Company's customer base is comprised of high technology manufacturers. The Company had two customers representing approximately 21% and 13% of 1998 sales, two customers representing approximately 17% and 15% of 1997 sales and two customers representing approximately 24% and 10% of 1996 sales. Although the Company's exposure to credit risk associated with nonpayment by high technology manufacturers is affected by conditions or occurrences within the high technology industry, trade receivables from the high technology manufacturers were current at March 31, 1998. The Company's write-offs related to the collection of trade accounts receivable amounted to $31,000, $76,000 and $27,000 in 1998, 1997 and 1996,
respectively.

Inventories

Inventory, which is comprised of component parts, subassemblies and finished goods, is stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. The useful lives of furniture and equipment range from three to seven years. Leasehold improvements are stated at cost and amortized over the shorter of the remaining life of the building lease or the estimated useful life of the asset.

Intangible Assets

Intangible assets consist primarily of acquired technology, patents, licenses and a non-compete agreement and are amortized on a straight-line basis over three to five years.

The realizability of intangible assets is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amounts.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

2.  Significant Accounting Policies  - continued

Revenue Recognition

Sales are recorded as products are shipped. A provision for estimated sales returns is recorded in the period in which related sales are recognized.

The Company provides customers with a warranty, principally for one to three years from the date of sale. Estimated warranty obligations are provided at the time of sale of the Company's products based on historical and anticipated warranty costs. Warranty costs during 1998, 1997 and 1996 were immaterial.

Research And Development Costs

Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured.

Technological feasibility is defined as the establishment of a working prototype or a detail program design. Amortization of software development costs is the greater of the amount computed using (i) the ratio of current gross revenues to the total of current and anticipated future gross revenues of each product or
(ii) the straight-line method over the expected useful life of the product, which generally does not exceed three years. Amortization of software development costs in 1998, 1997 and 1996 was approximately $265,000, $654,000 and $136,000, respectively, and is included in cost of sales. In 1998 and 1997, management determined that the recoverability of certain costs associated with capitalized software was uncertain and recorded a charge of $130,000 and $329,000, respectively, for the write down of the software; these amounts are included in amortization expense for the years ended March 31, 1998 and 1997.

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

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

2.  Significant Accounting Policies  - continued

Net Income/Loss Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Earnings per share amounts for all periods presented have been restated to SFAS 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                      Years ended March 31
                                1998          1997          1996
                          -----------------------------------------
                            (in thousands, except per share data)
Net income (loss)             $(3,270)      $(3,722)        $628
                          =========================================

Weighted average shares
 for basic earnings
 (loss)  per share              7,195         7,283        3,232

Effect of dilutive
 securities:
 Employee stock options             -             -          348
 Convertible preferred
  stock                             -             -        2,832
                          -----------------------------------------
Weighted average shares
 for diluted earnings
 (loss) per share               7,195         7,283        6,412
                          =========================================
Basic earnings
 (loss) per share              $(0.45)       $(0.51)       $0.19
                          =========================================
Diluted earnings
 (loss) per share              $(0.45)       $(0.51)       $0.10
                          =========================================


Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. All balance sheet amounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using average exchange rates. The gains and losses resulting from the changes in exchange rates from the dates of inception of Spacetec IMC GmbH, Spacetec IMC SARL, and Spacetec IMC Limited through March 31, 1998, have been reported separately as a component of shareholders' equity. The operations of Spatial Systems Limited have been translated and consolidated with the accounts of the Company from the date of acquisition. (See Note 13)

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

2.  Significant Accounting Policies - continued

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have a material effect on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 beginning in fiscal 1999 and does not expect such adoption to have a material effect on its consolidated financial statements.

Reclassifications

Certain amounts in fiscal year 1996 financial statements have been reclassified to conform with current classifications.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

3.  Property and Equipment

Property and equipment consist of the following:


                                             March 31
                            -----------------------------------------
                                   1998                   1997
                            -----------------------------------------
                                         (in thousands)
Office equipment                  $  564                 $  517
Computer equipment                   504                    325
Tools and dies                       474                    510
Furniture and fixtures                72                     64
Leasehold improvements                64                     45
Vehicles                               -                     72
                            -----------------------------------------
                                   1,678                  1,533
Accumulated depreciation            (913)                  (569)
                            -----------------------------------------
                                  $  765                 $  964
                            =========================================

Depreciation expense for the years ended March 31, 1998, 1997, and 1996 was $477,000, $479,000, and $266,000, respectively.


4.  Intangible Assets

Intangible assets consist of the following:


                                            March 31
                            -----------------------------------------
                                   1998                  1997
                            -----------------------------------------
                                         (in thousands)
Patents                           $ 256                  $ 355
Software licenses                   132                     53
Acquired technology                  54                    151
Non-compete agreements                -                    325
Organization costs                    -                     33
                            -----------------------------------------
                                    442                    917
Accumulated depreciation           (226)                  (535)
                            -----------------------------------------
                                  $ 216                  $ 382
                            =========================================

The non-compete agreement of $325,000 arose from payments made to a certain former employee of Panacea. During the year, the Company ceased selling the 2D software product acquired in the purchase of Panacea. As a result, management determined that the carrying value of the non-compete

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

4.  Intangible Assets - continued

agreement was impaired and recorded a loss equal to the unamortized balance of the non-compete in the amount of $104,000 for the year ended March 31, 1998.

Amortization expense totaled $149,000, $248,000, and $155,000 for the years ended March 31, 1998, 1997, and 1996, respectively.


5.  Inventories

Inventories consist of the following:

                            March 31
                     ----------------------
                        1998        1997
                     ----------------------
                         (in thousands)
Materials              $   425    $ 1,133
Work-in-process             77         31
Finished goods             185        554
                     ----------------------
                       $   687    $ 1,718
                     ======================


6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                  March 31
                           ----------------------
                               1998       1997
                           ----------------------
                               (in thousands)
Trade payables               $   938    $ 1,055
Commission and royalties         132        130
Accrued compensation             364         27
Other                             64         55
                           ----------------------
                             $ 1,498    $ 1,267
                           ======================

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

7.  Commitments

Operating Leases

The Company leases office equipment and certain office space under various agreements which expire through the fiscal year 2001. The agreement pertaining to office space is subject to rent escalation clauses. Future minimum lease payments under these noncancelable operating lease agreements are as follows:

     Year
     ----
     1999                    $283,000
     2000                     282,000
     2001                      71,000
                         ------------

                             $636,000
                         ============

Total rent expense for the years ended March 31, 1998, 1997 and 1996 amounted to approximately $284,000, $272,000, and $136,000, respectively.

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

Pursuant to the acquisition of Panacea, the Company was obligated to pay royalties on net revenues received from the sales of certain of the Company's products which contained purchased technology. Royalties were paid at fifteen dollars per five hundred seats sold on one product and at eight percent (8%) of net revenues for another product. As the Company no longer sells the products that were acquired with Panacea, these royalties are no longer applicable.

The Company incurred royalty expenses of approximately $39,000, $74,000 and $67,000 under all agreements in fiscal years 1998, 1997 and 1996, respectively.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

8.  Segment Information and Foreign Sales

The Company operates in one industry segment: the manufacturing and marketing of real time 3D IMC hardware input controllers and integration software for the industrial CAD/CAM/CAE and consumer electronics market. Commencing in fiscal year 1998, the Company generated revenue through foreign subsidiaries. Foreign sales are denominated in the local currency of the country in which the subsidiary is located. Amounts are translated into US dollars upon consolidation. Foreign sales totaled $631,000 for the year ended March 31, 1998.


9.  Income Taxes

The provision for income taxes consists of the following:

                       Years ended March 31
                  ------------------------------
                    1998       1997       1996
                  ------------------------------
                          (in thousands)
Currently payable:
  Federal           $ -      $  (318)   $   265
  State               -          (56)        40
                  ------------------------------
                      -         (374)       305
Deferred:
  Federal             -         (187)        42
  State               -          (33)         8
                  ------------------------------
                      -         (220)        50
                  ------------------------------
                    $ -      $  (594)   $   355
                  ==============================

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

9.  Income Taxes - continued

A reconciliation of the federal statutory rate to the effective income tax rate follows:

                                               Years ended March 31

                                            1998       1997       1996
                                         --------------------------------
Tax at federal statutory rate            (34.0)%    (34.0)%      34.0%
State taxes, net of federal benefit       (6.3)      (6.0)        6.3
Research and development credits             -       (4.1)       (4.7)
Other, net                                   -       (0.1)         .5
Increase in valuation allowance           40.3       30.4           -
                                         --------------------------------

                                             - %    (13.8)%      36.1%
                                         ================================

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                  March 31
                                         -------------------------
                                              1998        1997
                                         -------------------------
                                              (in thousands)
Deferred tax assets:
 Net operating loss carryforward             $ 1,714     $   568
 R&D credit carryforward                         144         367
 Inventory obsolescence reserve                  374         290
 Allowance for doubtful accounts                  77          59
 Accrued vacation                                 18          19
 Deferred revenue                                  5          30
 Uniform capitalization                            8           5
 Covenant not to compete                          (6)         48
 Other                                            11          (3)
 Valuation allowance                          (2,320)     (1,156)
                                         -------------------------
                                                  25         227


Deferred tax liabilities:
 Software development costs                        -        (132)
 Patents                                         (25)        (50)
 Tax over book depreciation                        -         (45)
                                         -------------------------
 Total deferred tax liabilities                  (25)       (227)
                                         -------------------------
                                             $     -     $     -
                                         =========================

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

10.  Capital Stock

In July 1996, the Board of Directors authorized the repurchase, from time to time, of up to 100,000 shares of the Company's Common Stock. Repurchases under this program were completed in December 1996 at a cost of $756,000.

On May 15,1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. As of March 31, 1998, the Company has repurchased 150,000 shares at a total cost of $534,000.


11.  Stock Option Plans

1995 Director Stock Option Plan

On December 4, 1996, the Board of Directors of the Company adopted, the Amended and Restated 1995 Director Stock Option Plan (the "Director Plan)" in which all directors who are not employees of the Company (the "Eligible Directors") participate. The Company has reserved 225,000 shares of Common Stock for issuance under the Director Plan. Upon initial election to the Board of Directors, each new Eligible Director is to be granted an option to purchase 10,000 shares of Common Stock. On each December 31/st/ thereafter, any eligible director serving as such on that date will be granted options ("Annual Options") to purchase 10,000 shares. Options become exercisable with respect to 3,000 shares on the date of grant, 3,000 shares on the second anniversary of the date of grant and 4,000 shares on the third anniversary of the date of grant, if the optionholder is a member of the Board at the opening of business on that date. The options have a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant. In addition to the Annual Options, the Director Plan allowed for the grant of 20,000 options to each of two directors and 14,000 options to a third director ("Initial Options"). The Initial Options become exercisable with respect to 30% on the date of grant, 30% on the second anniversary of the date of grant, and 40% on the third anniversary of the date of grant.

1993 Stock Option Plan

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

                            Spacetec IMC Corporation
                   Notes to Consolidated Financial Statements

11.  Stock Option Plans - continued

1993 Stock Option Plan - continued

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

Option Repricing

On April 11, 1997, the Board of Directors approved a repricing of all options granted to current employees of the Company. Options meeting qualification were repriced at $3.25 per share which equaled the fair market value of the Company's Common Stock on that date. A total of 393,200 options were repriced.

Employee Stock Purchase Plan

In September 1995, the Company approved an Employee Stock Purchase Plan (the "ESPP") under which employees may purchase shares of Common Stock at a discount from fair market value. There are 100,000 shares of Common Stock reserved for issuance under the ESPP. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Rights to purchase Common Stock under the ESPP are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both. The ESPP terminates on September 29, 2005. As of March 31, 1998, the Company has issued 9,536 shares at a price of $2.76 per share under the ESPP.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

11.  Stock Option Plans - continued

FAS 123 Disclosures

Pursuant to the requirements of FAS 123, the following are the pro forma net loss and net loss per share for the years ended March 31, 1998 and 1997, as if the compensation expense for the options plans had been determined based on the fair value at the grant date for grants during fiscal years 1998 and 1997, consistent with the provisions of FAS 123:

                                 1998                             1997
                    ------------------------------   ------------------------------
                     As Reported      Pro Forma       As Reported      Pro Forma
                    ------------------------------   ------------------------------
Net loss (in 000's)...  $(3,270)       $(4,293)          $(3,722)       $(4,335)

Net loss per share....  $ (0.45)       $ (0.60)          $ (0.51)       $ (0.60)


The fair value of options granted under the Company's stock option plans was estimated using the Black-Scholes multiple option model with the following assumptions:

                                          1998                1997
                                    -----------------   -----------------

Expected term in years (from vest
date)..............................        1.0                 1.0
Volatility.........................       98.0%               70.0%
Interest rate......................     5.51%-5.69%         5.92%-6.30%

For the purposes of the calculation, the Company assumed no dividends.

The effects on 1998 and 1997 pro forma net income or loss per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only two and three years of option grants under the Company's plans.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

11.  Stock Option Plans - continued

The following table presents the combined activity of the 1993 Plan and the Director Plan for the years ended March 31, 1998, 1997 and 1996:



                                                   1998                        1997                        1996
                                         -------------------------   -------------------------   -------------------------

                                                          Weighted                    Weighted                    Weighted
                                                           Average                     Average                     Average
                                                          Exercise                    Exercise                    Exercise
                                            Shares         Price        Shares         Price        Shares         Price
                                         -------------------------   -------------------------   -------------------------
Outstanding beginning of period...          886,370        $4.87        873,050        $4.05        183,000        $0.61
Granted...........................          969,200         3.35        280,650         7.08        708,550         4.97
Canceled..........................         (608,860)        5.88       (141,730)        5.83        (18,500)        6.10
Exercised.........................          (16,700)        3.02       (125,600)        3.07              -            -
                                         -------------------------   -------------------------   -------------------------
Outstanding at end of year........        1,230,010        $3.19        886,370        $4.87        873,050        $4.05
                                         =========================   =========================   =========================

Options exercisable at year end ..          440,787        $2.92        227,904        $3.56        162,000        $2.58
                                         =========================   =========================   =========================

Available for grant at end of year          452,690                     813,050                     951,950
                                         ============                ============                ============

Weighted average fair value per
share of options granted during
the year                                                   $1.60                       $3.44                       $2.61
                                                     =============                ============                ============


The following table presents weighted average price and life information for significant option groups outstanding at March 31, 1998:

                                    Options Outstanding            Options Exercisable
                             ---------------------------------  -------------------------
                                         Weighted
                                         Average      Weighted                     Weighted
                                         Remaining    Average                      Average
   Range of                  Number      Contractual  Exercise       Number        Exercise
 Exercise Prices            Outstanding   Life (yrs)   Price       Exercisable      Price
--------------------------------------------------------------  --------------------------
$0.05 - $1.00                   134,200         5.72     $0.53          99,800       $0.52
$1.01 - $3.00                   170,100         6.37     $2.64         100,500       $2.63
$3.01 - $4.00                   736,310         8.43     $3.25         183,420       $3.26
$4.01 - $5.00                   154,000         9.10     $4.51          32,400       $4.75
$5.01 - $13.00                   35,400         8.12     $8.98          24,667       $8.90
                         ---------------                        ---------------
                              1,230,010                                440,787
                         ===============                        ===============

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

12.  Severance Payments

In the fiscal quarter ended March 31, 1998, the Company incurred charges of approximately $370,000 as a result of changes in its senior management. This amount consisted principally of salary and benefit payments, outplacement expenses and compensation expense related to the remeasurement of stock options. Included in severance charges was a loss of $30,000 on the sale of a Company vehicle to a former employee. At March 31, 1998, the Company's severance liability was $313,000. This amount represents severance payments that will continue to be paid through October 1999.


13.  Acquisition

On April 19, 1997, the Company initiated a tender offer to purchase all of the outstanding shares of Spatial Systems Ltd. ("SSL") from SSL's stockholders in exchange for 1,133,332 shares of Common Stock of the Company. The tender offer ended on July 18, 1997. In connection with the tender offer, the Company paid approximately $75,000 to SSL for the cancellation of a license agreement that was entered into in May 1991. Additionally, 1,133,334 shares of Common Stock of the Company owned by SSL prior to the offer, were canceled. The tender offer, together with the cancellation of the shares of the Company's Common Stock owned by SSL, did not affect the number of shares of Common Stock outstanding of the Company.


14.  Related Party Transactions

During the fiscal years 1997 and 1996, the Company sold its products to SSL, a former shareholder of the Company whose Chairman was also a Director of the Company. Sales to SSL for the years ended March 31, 1998, 1997 and 1996, amounted to approximately $0, $278,000, and $140,000, respectively. Accounts receivable at March 31, 1998, 1997 and 1996 from SSL were approximately $0, $149,000, and $79,000, respectively. The Company did not sell products to SSL during the year ended March 31, 1998. On July 18, 1997, the Company acquired SSL. (See Note 13)


15.  Subsequent Events

As the Company decided to focus its efforts on developing and growing its core 3D controller and related software business, management has determined that it does not wish to pursue certain other technology that the Company has developed. Consequently, on June 5, 1998 the Company transferred certain 3D software technology and computer equipment having a net book value of approximately $50,000 to 3D OpenMotion, LLC (the "LLC"). The LLC was established by the former CEO and current director of the Company, who is majority owner of the LLC. The Company received a 20% non-voting interest in the LLC. Additionally, the LLC agreed to provide the Company with an option to obtain favorable pricing for commercial products developed by the LLC at a 50% discount on the most favorable terms offered to any other customer. This option becomes exercisable on January 1, 1999 and expires on May 31, 1999 if not exercised. To exercise the option, the Company must pay $250,000 to the LLC.

                            Spacetec IMC Corporation
                  Notes to Consolidated Financial Statements

15.  Subsequent Events - continued

If the option is exercised, the Company's favorable pricing terms would extend through June 2003.

In conjunction with this agreement, the former CEO contributed 291,667 shares of stock of Spacetec IMC Corporation to the LLC as his initial investment in the LLC. The Company has agreed to repurchase these shares from the LLC at a price of $2.40 per share, which represents a discount of approximately 20% from the fair market value of the shares on June 3, 1998, the date on which the parties agreed to the terms of the joint venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Occupations of Directors and Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for July 30, 1998 (the "Proxy Statement").

Item 11.  Executive Compensation

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Compensation and Other Information Concerning Directors and Officers" in the Proxy Statement.

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

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.



(C)  EXHIBITS

Number      Footnote               Description
----------------------------------------------

 3.1             1      Restated Articles of Organization.

 3.3             2      Restated By-Laws of Registrant.

 4.1             3      Specimen certificate for shares of Common
                        Stock of the Registrant.

10.1             3      Amended and Restated Stock Option Plan.*

10.2             7      Amended and Restated 1995 Director Stock Option Plan.*

10.3             3      1995 Employee Stock Purchase Plan.*

10.4             5      Sublease Agreement between the Registrant and
                        TRC Environmental Corporation dated December 26, 1995.

10.5             5      Recognition, Non-Disturbance and Attornment Agreement
                        between the Registrant and Historic Boott Mill Limited
                        Partnership dated December 26, 1995.

10.6             3      Royalty Agreement dated May 29, 1991 between the
                        Registrant and John A. Hilton.*

10.7             3      Form of indemnification agreement between the Registrant
                        and each of its directors.

10.8             3, 6   Resale Agreement dated as of May 1, 1991 between the
                        Registrant and Electronic Data Systems Corporation (as successor to McDonnell Douglas Corporation), as amended by Amendment No. 1 dated December 23, 1993 and
                        Amendment No. 2 dated October 6, 1994.

10.9             3, 6   Distribution and Marketing Agreement dated April 28,
                        1994 between the Registrant and Sumisho Electronic
                        Devices Corporation.

10.10            3      Adoption Agreement for Aetna Life Insurance and Annuity
                        Company Standardized 401(k) Profit Sharing Plan and
                        Trust (Spacetec IMC Corporation 401 (k) Plan) dated June
                        7, 1995.*

10.11            3      Form of Confidentiality and Inventions Agreement between
                        the Registrant and its employees.

10.12            3      Form of Non-Disclosure Agreement between the Registrant
                        and its consultants.

10.13            5, 6   Basic Order Agreement between the Registrant and Digital
                        Equipment Corporation dated March 19, 1996.

10.14 Takeover agreement between the Registrant and Spatial Systems Limited dated February 26, 1997. Filed herewith.

10.15                   Severance agreement between the Registrant and Dennis T.
                        Gain dated March 18, 1998. Filed herewith.

10.16                   Employment agreement between the Registrant and C.
                        Raymond Boelig dated April 1, 1998. Filed herewith.

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

(7) Filed as an exhibit with the same number to the Spacetec IMC Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Dated:      June 9, 1998                   Spacetec IMC Corporation
                                           By: /s/ C. Raymond Boelig
                                              -----------------------------
                                                   C. Raymond Boelig,
                                                    President

                                  Insert 49A

                        Power of Attorney and Signatures

We, the undersigned officers and directors of the Registrant, hereby severally constitute and appoint C. Raymond Boelig and Neil M. Rossen, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable the Company to comply with the provisions of the Securities and Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                            Title                        Date
     ---------                            -----                        ----

/s/ C. Raymond Boelig       President, Chief Operating Officer     June 9, 1998
--------------------------- and Director (Principal Executive
C. Raymond Boelig           Officer)

/s/ Neil M. Rossen          Chief Financial Officer,               June 9, 1998
--------------------------- Vice President of Finance
Neil M. Rossen              (Principal Financial and Accounting
                            Officer)

/s/ Dennis T. Gain          Director                               June 9, 1998
---------------------------
Dennis T. Gain

                            Director                               June 9, 1998
---------------------------
Morton E. Goulder

/s/ J. Grant Jagelman       Director                               June 9, 1998
---------------------------
J. Grant Jagelman

/s/ Jerry H. Loyd           Director                               June 9, 1998
---------------------------
Jerry H. Loyd

                            Director                               June 9, 1998
---------------------------
George R. Rea

/s/ Patrick J. Sullivan     Director                               June 9, 1998
---------------------------
Patrick J. Sullivan

                            SPACETEC IMC CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                   Years ended March 31, 1998, 1997, and 1996
                                 (in thousands)


                        Balance at      Charge to                   Balance at
                       Beginning of     Costs and                     End of
                          Period         Expenses     Write-offs      Period
                    ------------------------------------------------------------
1998
Allowance for
doubtful accounts          $75             $82           $31           $126


1997
Allowance for
doubtful accounts          $80             $71           $76           $ 75

1996
Allowance for
doubtful accounts          $10             $97           $27           $ 80
