Form 10-Q
period 1998-06-30
SPACETEC IMC CORP
filed 1998-08-19
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

    FORM 10-Q (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               or the transition period from ______ to _______
                        Commission file number 0-27302

                      ___________________________________


                           Spacetec IMC Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                               04-3116697
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification
incorporation or organization)                No.)


The Boott Mills, 100 Foot of John Street,  Lowell, Massachusetts      01852
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (978) 275-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No____
                                        ---
The number of shares outstanding of the issuer's Common Stock as of

          Class                         Outstanding at June 30, 1998
          -----                         ----------------------------

     Common Stock, $.01 par value                   6,840,934

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   or the transition period from ______ to _______ Commission file number 0-27302


                           ------------------------


                           Spacetec IMC Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Massachusetts                                        04-3116697
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)


The Boott Mills, 100 Foot of John Street,  Lowell, Massachusetts      01852
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                (978) 275-6100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [ X ]   No  [   ]

The number of shares outstanding of the issuer's Common Stock as of

                   Class               Outstanding at June 30, 1998
                   -----               ----------------------------

      Common Stock, $.01 par value                7,165,801

                           SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Condensed consolidated balance sheets as of June 30, 1998 and
          April 30, 1998.............................................................................     3

          Condensed consolidated statements of comprehensive income for the three months
          ended June 30, 1998 and 1997...............................................................     4

          Condensed consolidated statements of cash flows for the three months
          ended June 30, 1998 and 1997...............................................................     5

          Notes to condensed consolidated financial statements.......................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
Operations...........................................................................................     9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings-None
Item 2.   Changes in Securities and Use of Proceeds..................................................    17
Item 3.   Defaults upon Senior Securities-None
Item 4.   Submission of Matters to a Vote of Security Holders-None
Item 5.   Other Information..........................................................................    18
Item 6.   Exhibits and Reports on Form 8-K...........................................................    18

SIGNATURES...........................................................................................    19

ITEM I.  FINANCIAL STATEMENTS

                            Spacetec IMC Corporation
                      Condensed Consolidated Balance Sheets
                 (in thousands, except share and per share data)


                                                                                JUNE 30,                         MARCH 31,
                                                                                  1998                             1998
                                                                        ------------------------        -------------------------
                                                                              (UNAUDITED)                        (NOTE)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $            620                 $            490
   Securities available-for-sale                                                          6,748                            8,536
   Accounts receivable, net                                                               2,241                            2,069
   Inventories                                                                              685                              687
   Prepaid expenses                                                                         136                              176
   Due from employees and officer                                                             2                               32
                                                                        ------------------------        -------------------------
               Total current assets                                                      10,432                           11,990


Furniture and equipment, net                                                                668                              765
Intangible assets, net                                                                      143                              216
Software development costs, net                                                               -                                -
Other assets                                                                                 28                               28
                                                                        ------------------------        -------------------------
                                                                                            839                            1,009
                                                                        ------------------------        -------------------------
Total assets                                                                   $         11,271                 $         12,999
                                                                        ========================        =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $          1,610                 $          1,498
   Deferred revenue                                                                          18                               12
                                                                        ------------------------        -------------------------
               Total current liabilities                                                  1,628                            1,510


Shareholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
          no shares issued or outstanding                                                     -                                -
   Common stock, $.01 par value; 20,000,000 shares authorized;
         7,142,742 and 6,840,934 shares issued and outstanding at
         March 31, 1998 and June 30, 1998, respectively                                      68                               71
    Additional paid-in capital                                                           16,006                           16,780
    Deferred compensation                                                                   (50)                             (50)
    Unrealized gain on available-for-sale securities                                          3                                5
    Accumulated deficit                                                                  (6,380)                          (5,303)
    Cumulative translation adjustment                                                        (4)                             (14)
                                                                        ------------------------        -------------------------
          Total shareholders' equity                                                      9,643                           11,489
                                                                        ------------------------        -------------------------
Total liabilities and shareholders' equity                                     $         11,271                 $         12,999
                                                                        ========================        =========================


Note: The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            Spacetec IMC Corporation
           Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30
                                                                     1998                      1997
                                                              ------------------        -----------------
Revenues                                                      $           1,887         $          2,083
Cost of revenues                                                            673                      662
                                                              ------------------        -----------------
                                                                          1,214                    1,421

Operating expenses:
   Selling and marketing                                                  1,087                    1,054
   Research and development                                                 818                      862
   General and administrative                                               507                      368
                                                              ------------------        -----------------
         Total operating expenses                                         2,412                    2,284
                                                              ------------------        -----------------

Loss from operations                                                     (1,198)                    (863)

       Interest income                                                     (121)                    (139)
                                                              ------------------        -----------------

Net loss                                                                 (1,077)                    (724)
Unrealized gain on available-for-sale securities                              2                        9
                                                              ------------------        -----------------
Comprehensive income (loss)                                   $           1,075         $            715
                                                              ==================        =================


Basic and Diluted Loss Per Share:                                       $ (0.16)                 $ (0.10)
                                                              ==================        =================


Weighted average common shares outstanding                                6,880                    7,238
                                                              ==================        =================


     See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)



                                                                                                 THREE MONTHS ENDED
                                                                                                       JUNE 30
                                                                                            1998                     1997
                                                                                      ------------------       -----------------
OPERATING ACTIVITIES
Net loss                                                                              $          (1,077)               $ (724)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                                    156                     195
   Loss on disposal of assets                                                                        83                     471
Changes in operating assets and liabilities:
   Accounts receivable, net                                                                        (171)                    471
   Inventories                                                                                        2                     299
   Prepaid expenses and other assets                                                                 40                      34
   Due from employees and officer                                                                    30                      (3)
   Income taxes receivable                                                                            -                      85
   Accounts payable and accrued expenses                                                            112                     (62)
   Deferred revenue                                                                                   6                     (10)
                                                                                      ------------------       -----------------
Net cash used in operating activities                                                              (819)                    756
Investing activities
Net sales of securities available-for-sale                                                        1,786                     204
Purchase of furniture and equipment                                                                 (70)                   (187)
                                                                                      ------------------       -----------------
Net cash provided by investing activities                                                         1,716                      17
Financing activities
Proceeds from exercise of stock options                                                              73                       7
Stock repurchase                                                                                   (850)                   (294)
                                                                                      ------------------       -----------------
Net cash used in financing activities                                                              (777)                   (287)
                                                                                      ------------------       -----------------

Currency translation effect on cash                                                                  10                       -

Net increase in cash and cash equivalents                                                           130                      15
Cash and cash equivalents at beginning of period                                                    490                     170
                                                                                      ------------------       -----------------
Cash and cash equivalents at end of period                                            $             620        $            185
                                                                                      ==================       =================

Supplemental disclosure of cash flow information:
   Income taxes paid                                                                                  -        $              4
                                                                                      ==================       =================

Non-cash investing and financing activities:
  Unrealized gain on available-for-sale securities                                    $               3        $             55
                                                                                      ==================       =================

    See accompanying notes to condensed consolidated financial statements.

                           SPACETEC IMC CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (IN THOUSANDS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories consist of the following:

                                             JUNE 30               MARCH 31
                                               1998                  1998
                                            --------------------------------
               MATERIALS                          359                 $ 425
               WORK-IN-PROCESS                     26                    77
               FINISHED GOODS                     300                   185
                                            --------------------------------
                                                $ 685                 $ 687
                                            ================================


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

                           SPACETEC IMC CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. LOSS PER COMMON SHARE - (CONTINUED)

The following table sets forth the computation of basic and diluted loss per share:

                                                     Three months ended
                                                           June 30
                                                --------------------------------
                                                   1998               1997
                                                --------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)

Numerator:
Net loss                                        $ (1,077)           $ (724)
                                                ================================

Denominator:
Denominator for basic and diluted loss   per
 share - weighted average shares
 outstanding                                       6,880             7,238
                                                ================================


Basic and diluted loss per share                $  (0.16)           $(0.10)
                                                ================================

4. OPEN MOTION SPIN-OFF

As the Company decided to focus its efforts on developing and growing its core 3D controller and related software business, management has determined that it does not wish to pursue certain other technology that the Company has developed. Consequently, on June 5, 1998, the Company transferred certain 3D software technology and computer equipment having a net book value of approximately $50,000 to 3D OpenMotion, LLC (the "LLC"). The LLC was established by the former CEO and current director of the Company, who is majority owner of the LLC. The Company received a 20% non-voting interest in the LLC. Additionally, the LLC provided the Company with an option to obtain favorable pricing for commercial products developed by the LLC at a 50% discount on the most favorable terms offered to any other customer. This option becomes exercisable on January 1, 1999 and expires on May 31, 1999 if not exercised. To exercise the option the Company must pay $250,000 to the LLC. If the option is exercised, the Company's favorable pricing terms would extend through June 2003.

                            SPACETEC IMC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. OPEN MOTION SPIN-OFF   (CONTINUED)

In conjunction with this agreement, the former CEO contributed 291,667 shares of stock of Spacetec IMC Corporation to the LLC as his initial investment in the LLC. The Company has repurchased these shares from the LLC at a price of $2.40 per share, which represented a discount of approximately 20% from the fair market value of the shares on June 3, 1998.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have a material effect on its consolidated financial statements.

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,1998 AND JUNE 30, 1997

Revenues:

Revenues decreased 9.4% to $1,887,000 for the three months ended June 30, 1998 ("current quarter") from $2,083,000 for the three months ended June 30, 1997 ("prior quarter"). The decrease in revenues is mainly attributable to a reduction in the sales to the consumer retail channel.

During the first fiscal quarter of 1999, Mechanical CAD [M-CAD] and multimedia sales were $1.8 million compared with $1.7 million in the same period in fiscal year 1998. The Company did not record any software and licensing revenues for the first quarter of 1999, compared with $97,000 for the first quarter of fiscal 1998. Consumer sector revenues of the SpaceOrb 360 3D game controller and other consumer related revenue totaled $81,000 for the first quarter of fiscal 1999, down from $251,000 for the first quarter of fiscal year 1998. This decrease reflects the shift in sales focus from direct retail channels to establishing Original Equipment Manufacturer ("OEM") and strategic alliance partnerships in the consumer business.

During the quarter, more emphasis was placed on the industrial and consumer hard-goods sectors of the economy as evidenced by orders received from accounts such as Carrier, Chrysler, Ingersol Rand and Sony. The Company seeks to achieve a balance between various business units consisting of OEMs' corporate accounts and resellers. In the coming quarters, the Company expects to continue discussions with potential partners to assist in capitalizing on its technology. However, there is no assurance that such relationships will be established or, if established, will be able to generate substantial revenue.

Gross Profit:

The Company's gross profit is arrived at after the costs of materials, manufacturing overhead, royalties, and amortization of capitalized software are subtracted from revenues. Gross profit decreased 14.6% to $1,214,000 in the current quarter from $1,421,000 in the prior quarter, and represented 64.3% of current quarter revenues versus 68.2% of prior quarter revenues. A lower gross profit as a percent to sales is the result of the beginning of the ASCII Sphere 360 3-D / 2-D program, an OEM program targeting the game controller console market.

As the Company continues to shift its sales mix from direct to OEM channels for its industrial and consumer products, it is expected that the gross profit percentage experienced by the Company will decline. The Company's expectations regarding the decline in gross profit percentage is a forward-looking statement. There can be no assurance that such decreases in gross profit will not be greater than anticipated.

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, increased 3.1% to $1,087,000 in the current quarter from $1,054,000 in the prior quarter, and represented 57.6% of current quarter revenues, up from 50.6% of prior quarter revenues. Most of the increase was related to an increase in sales personnel in Texas and the United Kingdom.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, decreased 5.1% to $818,000 in the current quarter versus $862,000 in the prior quarter. These expenses represent 43.3% of current quarter revenues and 41.4% of prior quarter revenues. The decrease in the current quarter expense reflects lower labor costs and a reduction in expenditures relating to hardware design related to the Open Motion spin-off as of June 5, 1998. The Company anticipates that R & D expenses will decline
because of the departure of the Open Motion staff and related expenses.   The
Company's expectations regarding the decline in R & D costs is a forward-looking statement. There can be no assurances that such decreases in expenses will be realized.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 37.8% to $507,000 in the current quarter versus $368,000 in the prior quarter. These expenses represented 26.9% of current quarter revenues compared with 17.7% of prior quarter revenues.

The increase in expense in the current quarter and current year is mainly the result of increases in accounting, legal, and administration fees related to Open Motion spin-off. In addition, during the current quarter, the Company incurred consulting fees related to the installation and implementation of a new company-wide accounting system. Management anticipates that general and administrative expenses will decline as a percent of sales for the year ended March 31, 1999. The Company's expectations regarding the decline in G & A expenses is a forward-looking statement. There can be no assurances that expenses will not be greater than anticipated or that revenues will not be less than expected.

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

Year 2000 Compliance:

The Company's 3D controller products do not use any date related processing in the hardware or driver software. Consequently, the Company has determined that it has no exposure to contingencies related to the Year 2000 for the products it has sold. The Company has in-turn obtained assurance from its vendors that the hardware and software that is used in its day-to-day business activities (i.e. accounting software) is Year 2000 compliant. Based upon representations received to date, the Company believes that its business, financial condition and results of operations will not be materially adversely affected by any failure of third-party software. However, there can be no assurance that the Company's customers and vendors will not be affected by the Year 2000 and that the failure of its customers and vendors to become compliant for the Year 2000, will not have an adverse effect on the Company's business and operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had cash and cash equivalents and securities available for sale of $7,368,000 and working capital of $8,804,000 versus $9,026,000 and $10,480,000, respectively, at March 31, 1998.

Operating activities of the Company absorbed $819,000 of cash in the current quarter as compared to $756,000 in the prior quarter. The use of funds in the current quarter was primarily due to the net loss of $1,077,000. An increase in accounts receivable from $2,069,000 at March 31, 1998, to $2,241,000 on June 30, 1998, used $171,000 in cash. Inventory levels were relatively stable throughout the quarter ended June 30, 1998. A timing difference in accounts payable at the end of the quarter provided $112,000 in cash.

Net cash provided to the Company in the quarter ended June 30, 1998 from investing activities totaled $1,786,000 versus $204,000 in the quarter ended June 30, 1997. The primary reason for the increase was the sale of securities to fund stock repurchases and operating expenses. Additionally, expenditures for furniture and equipment were reduced ($70,000 in the quarter ended June 30, 1998 versus $187,000 in the prior quarter.)

Financing activities used $777,000 of net cash in the quarter ended June 30, 1998, primarily as a result of the Company repurchasing $700,000 worth of its Common Stock as part of the Open Motion spin-off, and an additional $150,000 worth of Common Stock in a periodic, open market purchase program. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

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

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto set forth elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     Attraction and Retention of Key Employees. In recent months, three executive officers of the Company have resigned. These officers include Dennis Gain, the Company's founder, principal stockholder and former President and Chief Executive Officer, Neil Rossen, the Company's Vice President and Chief Financial Officer, and more recently, Ray Boelig, the Company's former Vice President, and its President and Chief Operating Officer. The Company has not currently found replacements to fill the vacancies caused by these departures, except that the Company recently appointed a director, George Rea, to serve as Acting Chief Executive Officer and a consultant to serve as Acting Controller. The Company needs to fill the positions of chief executive officer and a senior financial officer as expeditiously as possible and is currently recruiting candidates. While these positions remain unfilled, the business and operations of the Company could be materially adversely effected by the lack of a permanent chief executive officer and a senior financial officer. The loss of the services of one or more additional key employees could have a material adverse effect on the Company. The Company believes that its future success will be affected by its ability to attract and retain skilled technical, managerial and marketing personnel. There can be no assurance that the Company will be successful in attracting or retaining the personnel it requires to continue to grow and operate profitably.

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

     Reliance on Third-Party Distribution Channels. The Company expects to increase its product sales through third-party distribution channels, including original equipment manufacturers (''OEMs''), value added resellers (''VARs''), system integrators and distributors. Such OEMs and VARs are not under the control of the Company. Although these customers in turn sell to a wide variety of end-users, the Company is subject not only to the risk that its customers will discontinue selling and marketing its products, but also to the risk that the end-users supplied by the Company's customers will alter their preferences in a manner that has a material adverse effect on the Company's operations. There can be no assurance that the Company will be able to retain its current resellers or expand its distribution channels by entering into arrangements with new resellers.

     Dependence on Relationships with Independent Software Vendors ("ISVs").
The Company maintains relationships with Independent Software Vendors, which incorporate the Company's enabling software into their 3D applications. As a result, sales of the Company's products are dependent upon the continued market acceptance of the product/application offerings of the ISVs. The ISVs are under no contractual obligation to incorporate the Company's enabling software into their products/applications. The incorporation of the Company's enabling software can involve a substantial amount of time and money. Sales of the Company's hardware products can lag from 6 to 18 months behind the actual incorporation of the Company's enabling software into the ISV's application.
Any delay in the product development of an ISV or a decision by the ISV to incorporate the enabling software of a competitor of the Company into its products/applications would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The following table lists the use of proceeds (in thousands) from the effective date of the registration (December 5, 1995) through June 30, 1998.

Cash and available-for-sale securities:                      $ 7,368
Purchases of machinery and equipment:                          1,509
Repurchase of the Company's Common Stock:                      1,291
Expenses incurred in connection with the
acquisition of Spatial Systems, Ltd:                             150
Working capital:                                               4,409
                                                    ----------------

Total                                                        $14,727
                                                    ================

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

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 5:  OTHER INFORMATION

In recent months, three executive officers of the Company have resigned. These officers include Dennis Gain, the Company's founder, principal stockholder and former President and Chief Executive Officer, Neil Rossen, the Company's Vice President and Chief Financial Officer, and more recently, Ray Boelig, the Company's former Vice President, and its President and Chief Operating Officer. The Company has not currently found replacements to fill the vacancies caused by these departures, except that the Company recently appointed a director, George Rea, to serve as Acting Chief Executive Officer and a consultant to serve as Acting Controller. The Company needs to fill the positions of chief executive officer and a senior financial officer as expeditiously as possible and is currently recruiting candidates. While these positions remain unfilled, the business and operations of the Company could be materially adversely effected by the lack of a permanent chief executive officer and a senior financial officer. See "Risk Factors--Attraction and Retention of Key Employees."

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1998, the Company filed with the Securities and Exchange Commission a report on Form 8-K announcing the transfer of its Open Motion technology to 3D Open Motion, LLC (the "LLC"). The LLC was established by Dennis Gain, the former CEO and current director and a majority owner of the LLC.

The following exhibits are included herein:

(27)   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
-----------------------------------------
(Registrant)




By   /s/  George Rea                               August 19, 1998
     ---------------                               ---------------
George Rea, Acting Chief Executive Officer               Date