Form 10-Q
period 1998-09-30
SPACETEC IMC CORP
filed 1998-11-16
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     or the transition period from __to __
                        Commission file number 0-27302

                    --------------------------------------



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                        -

The number of shares outstanding of the issuer's Common Stock as of

                 Class                     Outstanding at September 30, 1998
                 -----                     ---------------------------------
     Common Stock, $.01 par value                    6,841,534

                           SPACETEC IMC CORPORATION

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets as of September 30, 1998 and
        March 3l, 1998.........................................................................  3

        Condensed consolidated statements of operations for the three months and six months ended September 30, 1998 and 1997...........................................  4

        Condensed consolidated statements of cash flows for the six months ended September 30, 1998 and 1997......................................................  5

        Notes to condensed consolidated financial statements...................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.....................................................................................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings-None
Item 2. Changes in Securities and Use of Proceeds-Not Applicable
Item 3. Defaults upon Senior Securities-None
Item 4. Submission of Matters to a Vote of Security Holders-None
Item 5. Other Information......................................................................  20
Item 6. Exhibits...............................................................................  20


SIGNATURES.....................................................................................  21

ITEM 1. FINANCIAL STATEMENTS


                           Spacetec IMC Corporation
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                                      September 30              March 31
                                                                          1998                    1998
                                                                      ------------              --------
                                                                      (Unaudited)                (Note)
ASSETS

Current assets
   Cash and cash equivalents                                          $      666                $    490
   Securities available-for-sale                                           5,557                   8,536
   Accounts receivable, net                                                2,037                   2,069
   Inventories                                                               536                     687
   Prepaid expenses                                                          183                     176
   Due from employees and officer                                              4                      32
                                                                      ------------              --------
        Total current assets                                               8,983                  11,990

Furniture and equipment, net                                                 638                     765
Intangible assets, net                                                       142                     216
Other assets                                                                  29                      28
                                                                      ------------              --------
                                                                             809                   1,009
                                                                      ------------              --------
Total assets                                                          $    9,792                $ 12,999
                                                                      ============              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $    1,276                $  1,498
  Deferred revenue                                                             -                      12
                                                                      ------------              --------
       Total current liabilities                                           1,276                   1,510


Shareholders' equity:
   Preferred stock, $.01 per value; 1,000,000 shares authorized;
       no shares issued or outstanding
Common stock, $.01 par value; 20,000,000 shares authorized;
       7,142,742 and 6,841,534 shares issued and outstanding at
       March 31, 1998 and September 30, 1998, respectively                    68                      71
 Additional paid-in capital                                               16,007                  16,780
 Deferred compensation                                                       (50)                    (50)
 Unrealized gain on available-for-sale securities                              3                       5
 Accumulated deficit                                                      (7,556)                 (5,303)
 Cumulative translation adjustment                                            44                     (14)
                                                                      ------------              --------
    Total shareholders' equity                                             8,516                  11,489
                                                                      ------------              --------
Total liabilities and shareholders' equity                            $    9,792                $ 12,999
                                                                      ============              ========

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


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           SPACETEC IMC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended                       Six Months Ended
                                                         September 30                            September 30
                                                     1998              1997               1998                1997
                                                 ------------      ------------        ------------        -----------
Revenues                                             $ 1,436           $ 1,816             $ 3,323            $ 3,899
Cost of revenues                                         280               487                 953              1,149
                                                 ------------      ------------        ------------        -----------
                                                       1,156             1,329               2,370              2,750

Operating expenses:
   Selling and marketing                                 951             1,019               2,038              2,073
   Research and development                              589               873               1,407              1,735
   General and administrative                            885               442               1,392                810
                                                 ------------      ------------        ------------        -----------
              Total operating expenses                 2,425             2,334               4,837              4,618
                                                 ------------      ------------        ------------        -----------

Loss from operations                                  (1,269)           (1,005)             (2,467)            (1,868)

       Interest income                                    94               142                 215                281
                                                 ------------      ------------        ------------        -----------

Loss before income taxes                              (1,175)             (863)             (2,252)            (1,587)

Income tax benefit                                         -                 -                   -                  -
                                                 ------------      ------------        ------------        -----------
Net loss                                            $ (1,175)           $ (863)           $ (2,252)          $ (1,587)
                                                 ============      ============        ============        ===========

Net loss per share - Basic                          $  (0.17)           $(0.12)           $  (0.33)          $  (0.22)
                                                 ============      ============        ============        ===========

Weighted average common shares
  outstanding - Basic                                  6,842             7,191               6,841              7,214
                                                 ============      ============        ============        ===========

    See accompanying notes to condensed consolidated financial statements.

                           Spacetec IMC Corporation

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                  1998              1997
                                                                --------          --------
OPERATING ACTIVITIES
Net loss                                                        $ (2,252)         $ (1,587)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                       273               412
 Loss on disposal of assets                                           84                 -
Changes in operating assets and liabilities:
 Accounts receivable, net                                             32               472
 Inventories                                                         152               413
 Prepaid expenses and other assets                                    (8)               95
 Due from employees and officer                                       30                15
 Income taxes receivable                                               -               121
 Accounts payable and accrued expenses                              (223)             (432)
 Deferred revenue                                                    (12)              (10)
                                                                --------          --------
Net cash used in operating activities                             (1,924)             (501)
INVESTING ACTIVITIES:
Net sales of securities available-for-sale                         2,977             1,225
Purchase of furniture and equipment                                 (158)             (263)
Purchase of intangible assets                                          -                (3)
Software development costs
                                                                --------          --------
Net cash provided by investing activities                          2,819               959
FINANCING ACTIVITIES
Proceeds from exercise of stock options                               73                10
Stock repurchase                                                    (850)             (323)
Additional offering costs                                              -                 -
                                                                --------          --------
Net cash used in financing activities                               (777)             (313)
                                                                --------          --------
Currency translation effect on cash                                   58                 -
Net increase in cash and cash equivalents                            176               145
Cash and cash equivalents at beginning of period                     490               170
                                                                --------          --------
Cash and cash equivalents at end of period                      $    666          $    315
                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income taxes paid                                                                $      5
                                                                ========          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Unrealized gain on available-for-sale securities               $      3          $     12
                                                                ========          ========

    See accompanying notes to condensed consolidated financial statements.

                             SPACETEC IMC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. The Company suggests that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto, included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories consist of the following:


                                    SEPTEMBER 30           MARCH 31
                                       1998                  1998
                                    -------------------------------
        MATERIALS                   $204                       $425
        WORK-IN-PROCESS               72                         77
        FINISHED GOODS               260                        185
                                    -------------------------------
                                    $536                       $687
                                    ===============================


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

                           SPACETEC IMC CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. OPEN MOTION SPIN-OFF

As the Company decided to focus its efforts on developing and growing its core 3D controller and related software business, management has determined that it does not wish to pursue certain other technology that the Company has developed. Consequently, on June 5, 1998, the Company transferred certain 3D software technology and computer equipment having a net book value of approximately $50,000 to 3D Open Motion, LLC (the "LLC"). The LLC was established by the former CEO and current director of the Company, who is majority owner of the LLC. The Company received a 20% non-voting interest in the LLC. Additionally, the LLC provided the Company with an option to obtain favorable pricing for commercial products developed by the LLC at a 50% discount on the most favorable terms offered to any other customer. This option becomes exercisable on January 1, 1999 and expires on May 31, 1999 if not exercised. To exercise the option the Company must pay $250,000 to the LLC. If the option is exercised the Company's favorable pricing terms would extend through June 2003.

In conjunction with this agreement, the former CEO contributed 291,667 shares of stock of Spacetec IMC Corporation to the LLC as his initial investment in the LLC. The Company has repurchased these shares from the LLC at a price of $2.40 per share, which represented a discount of approximately 20% from the fair market value of the shares on June 3, 1998, the date of the repurchase

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have a material effect on its consolidated financial statements. During the second quarter and first six months of fiscal 1999, total comprehensive loss amounted to $1,125 and $2,194, respectively, and $854 and $1,621 for the corresponding fiscal 1998 periods, respectively. The difference between total comprehensive loss and net loss is attributable to cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From time to time, Spacetec IMC through its management may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Revenues:

Revenues decreased 20.9% to $1,436,000 for the three months ended September 30, 1998 ("current quarter") from $1,816,000 for the three months ended September 30, 1997 ("prior quarter"). For the six months ended September 30, 1998 ("current six month period"), revenues decreased 14.8% to $3,323,000 from $3,899,000 for the six months ended September 30, 1997 ("prior six month period"). The decrease in revenues is mainly attributable to a decrease in orders from the automotive sector as a result of a General Motors strike and a short-term delay in the start of the ASCII release to the Sphere 360 controller for the Sony Play Station.

Mechanical CAD [M-CAD] and multimedia sales for the current six-month period decreased 23.5% to $2.6 million from $3.4 million in the comparable period of the prior year. During the current quarter of 1999, Mechanical CAD [M-CAD] and multimedia sales were $1.4 million compared with $1.7 million in the same period in fiscal year 1998. The decrease in revenues is mainly attributable to a decrease in orders from the automotive sector as a result of a General Motors strike and a short-term delay in the start of the ASCII release of the Sphere 360 controller for the Sony Play Station. The Company did not record any software and licensing revenues for the first quarter of 1999, compared with $97,000 for the first quarter of fiscal 1998. Consumer sector revenues of the SpaceOrb 360 3D game controller and other consumer related revenue totaled $17,000 for the current quarter of fiscal 1999, down from $81,000 for the prior quarter.

During the current six-month period, more emphasis was placed on the industrial business as evidenced by orders received from accounts such as Carrier, Chrysler, Ingersol Rand and Sony. The Company seeks to achieve a balance between various business units consisting of OEM's corporate accounts and resellers. In the coming quarters expects to continue discussions with potential partners to assist in capitalizing on its technology. However, there is no assurance that such relationships, if established, will be able to generate substantial revenue.

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit:

The Company's gross profit is arrived at after the costs of materials, manufacturing overhead, royalties, and amortization of capitalized software are subtracted from revenues. Gross profit decreased 13.8% to $2,370,000 in the current six-month period from $2,750,000 in the prior six-month period, and represented 71.3% of current six-month period revenues versus 70.5% of prior year six-month period revenues. As the Company continues to shift its sales mix from direct to OEM and general distribution channels for its industrial and consumer products, it is expected that the gross profit percentage experienced by the Company may decline. The Company's expectations regarding the decline in gross profit percentage is a forward-looking statement. There can be no assurance that such decreases in gross profit will not be greater than anticipated.

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, decreased 1.7% to $2,038,000 in the current six month period from $2,073,000 in the comparable period of the prior year, and represented 61.3% of current six-month period revenues, up from 53.2% of revenues in the comparable period of the prior year. Current quarter selling and marketing expenses decreased 6.7% to $951,000 down fronm $1,019,000 in the prior quarter. Action has been taken by the Company to further reduce these selling and marketing expenses to restore profitability. This action included a reduction in both direct and indirect selling and marketing staff as well as a decline in general selling and marketing expenses. The Company anticipates that efficiencies may ensue in this area as a result of a proposed merger with Labtec, Inc.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, decreased 18.9% to $1,407,000 in the current six-month period versus $1,735,000 in the comparable period of the prior year. These expenses represent 42.3% of current six-month period revenues and 44.5% of revenues in the comparable period of the prior year. Current quarter research and development expenses declined 32.5% to $589,000 in the current quarter, down from $873,000 in the prior quarter. The decrease in those expenses reflect the spin-off of the Open Motion technology, and the related staff reduction and decreased expenditures in hardware design. Further reduction in expenses in this area are anticipated in November as further reductions in the workforce are undertaken.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 71.9% to $1,392,000 in the current six-month period versus $810,000 in the comparable period of the prior year. These expenses represented 41.9% of current six-month period revenues compared with 20.8% of revenues in the comparable period of the prior year. In the current quarter, general and administrative expenses increased 50% to $885,000, up from $442,000 in the prior quarter.

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in expense in the current quarter and current six month period is mainly the result of the following one-time expenses totally approximately $643,000 related to: accounting, legal, and administration fees related to Open Motion spin-off and the Labtec, Inc. merger as well as other legal and administrative expenses incurred in pursuing various strategic relationships during the period; consulting fees related to the installation and implementation of a new enterprise-wide accounting system; and severance costs associated with the former Chief Executive Officer, Ray Boelig, and other employees terminated during the quarter ended September 30, 1998. In addition, the Company incurred consulting fees for George Rea, Acting Chief Executive Officer, and consulting fees for the Acting Controller.

The anticipated merger with Labtec, Inc. is expected to result in the discontinuance of some of these significant non-recurring expenses. In addition, the Company anticipates a reduction of up to 25% of general and administrative expenses associated with the planned reduction in facilities costs, consolidation of several remote sales offices, and the lowered administrative costs associated with a reduced workforce.

Provision for Income Taxes:

As the Company has recognized losses in the current fiscal year, it has not recorded a provision for income taxes. The benefit attributable to carryback of losses to prior six-month periods was fully utilized during the fiscal year ended March 31, 1997. The Company has unbenefited federal net operating loss carryforwards of approximately $4,300,000.

Year 2000 Compliance.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000 or Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 200 issue.

The Company in its ordinary course of business tests and evaluates its own products. Since the Company's products do not use any date related processing in the hardware or driver software, the products are Y2K compliant, meaning that the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not materially affect the performance of the Company's products. As the company's products are intended to be used in conjunction with other hardware and applications through third party suppliers, there can be no assurances that users of the Company's products will not experience Y2K problems as a result of the integration of the Company's products with non-compliant Y2K products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to its lack of any date related processing the hardware or driver software. If any of these customers experience Y2K problems, such customers could assert claims for damages against the Company.

The Company is in the process of forming a Y2K committee that will review the Y2K status of the Company's software and systems used in its internal business processes. This committee will also obtain the appropriate assurances of compliance from the manufacturers of these products or, in the event that such assurances cannot be obtained, will provide for the modification or replacement of all non-compliant products. Management has verified that its accounting software is Year 2000 compliant.

The Company is in the process of contacting its critical suppliers and major customers to determine whether the products obtained by the Company from such vendors or sold by the customer to third parties are Y2K compliant. The Company's suppliers and customers are under no contractual obligation to provide such information to the Company. The Company intends to continue its efforts to monitor the Y2K compliance of suppliers and major customers.

Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make all necessary modifications prior to the end of 1999. The Company is prioritizing its efforts to focus on any Y2K discrepancies found that would impact its operations. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Y2K issues, there can be no assurances that the Company will not experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, or the Company were to experience delays implementing Y2K compliant software products, the Company could incur substantial costs and disruption of its business, which could potentially have a material effect on the Company's business and results of operations. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address issues related to the Y2K problem may have a material adverse effect on the Company's business, financial condition and results of operations.

To date the Company has not required a complete and separate budget for investigating and remedying issues related to Y2K compliance whether involving the Company's own products or the software or systems used in its internal operations. However, the cost of these Y2K initiatives is not expected to be material to the Company's results of operations or financial position. Additionally, the Company has not developed a contingency plan related to Y2K. There can be no assurances that the Company's resources spent on investigating and remedying Y2K compliance issues, or that lack of a contingency plan related to Y2K, will not have a material adverse effect on the Company's business, financial condition and results of operations.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company had cash and cash equivalents and securities available for sale of $6,223,000 and working capital of $7,707,000 versus $9,026,000 and $10,480,000, respectively, at March 31, 1998.

Operating activities of the Company absorbed $1,924,000 of cash in the current six-month period as compared to $501,000 in the comparable period of the prior year. The use of funds in the current six-month period was primarily due to the net loss of $2,252,000. A decrease in accounts payable and accrued expenses from $1,493,000 at March 31, 1998, to $1,276,000 on September 30, 1998, used $223,000 in cash. Inventory levels decreased in the current six month period from $687,000 at March 31, 1998 to $536,000 at September 30, 1998.

Net cash provided to the Company in the current six month period from investing activities totaled $2,819,000 versus $959,000 in the comparable period of the prior year. The primary reason for the increase was the sale of securities to fund stock repurchases and operating expenses. Additionally, expenditures for furniture and equipment were reduced ($158,000 in the current six month period versus $263,000 in the prior six month period.)

Financing activities used $777,000 of net cash in the current six month period, primarily as a result of the Company repurchasing $700,000 worth of its stock as part of the Open Motion spinoff, and an additional $150,000 worth of common stock in a periodic, open market purchase program. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and investment securities together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 1999. The Company anticipates that additional funds will be required to continue software and hardware development, as well as to develop the sales and marketing infrastructure, distribution channel and market awareness of the Company's products.

The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, and the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

operations significantly. There can be no assurance that the Company's cash flow from operations will be adequate to find its long-term working capital requirements, or that it will be able if necessary, to obtain equity financing an favorable terms (if at all).

RISK FACTORS

     From time to time. Spacetec IMC through its management may make forward-looking public statements, such as statements concerning ten expected future revenues or earnings or concerning projected plans, performance, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," are expected to, "will continue." is anticipated," "estimate,"or similar expressions are intended to identify' "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors Listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for fixture periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

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

     Risks Relating to the Proposed Merger with Labtec. Inc. The Company recently announced a proposed merger with Labtec, Inc. Acquisitions Involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage this merger successfully, or that the Company will be able to integrate the operations products, or personnel gained through this merger without a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainties Relating to Integration of Operations. The Company and Labtec believe that the merger will result in long-term strategic benefits. However, the realization of these benefits will depend on whether management can integrate the operation of the two companies in an efficient and effective manner. Among other things, the two companies must integrate the respective companies' products, technologies, management information systems, distribution channels and key personnel. Furthermore, the combined companies must coordinate the sales, marketing and research development efforts. The difficulties integrating the two companies may be increased by the need to coordinate organizations with distinct cultures and widely dispersed operations. The Company and a majority of its employees are located in Massachusetts while Labtec and a majority of its employees are located in Washington State. The effective integration of various operations will depend on the ability of the combined companies to attract and retain key management, sales, marketing and research and development personnel. The integration of operations following the merger will require significant attention of management and thus may distract attention from the day-to-day operations of the two companies.

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Failure to Achieve Beneficial Synergies. Spacetec has entered into the merger agreement with the expectation that the merger will result in beneficial synergies. Achieving these anticipated synergies will depend on a number of factors including, without limitation, the successful integration of the combined operations and general and industry-specific economic factors. In particular, since the Company's retail marketing efforts have been less successful than expected, the combined company intends to utilize Labtec's established distribution channels to bolster sales of Spacetec's products. Even if Spacetec and Labtec are able to integrate their distribution channels and other operations, and economic conditions remain stable, the anticipated synergies still may not be achieved.

     Attraction and Retention of Key Employees. In recent months, three executive officers of the Company have resigned. These officers include Dennis Gain, the Company's founder, principal stockholder and former President and Chief Executive Officer, Neil Rossen, the Company's Vice President and Chief Financial Officer, and more recently, Ray Boelig, the Company's former Vice President, and its President, and Chief Operating Officer. The Company has not currently found replacements to fill the vacancies caused by these departures, except that the Company recently appointed a director, George Rea, to serve as Acting Chief Executive Officer, and a consultant to serve as Acting Controller. The Company needs to fill the positions of chief executive officer and a senior financial officer as expeditiously as possible ad is currently recruiting candidates. While these positions remain unfilled, the business and operations of the Company could be materially adversely effected by the lack of permanent chief executive officer and a senior financial officer. The loss of the services of one or more key employees could have a material adverse effect an the Company. The Company believes that its future success will be affected by its ability to attract and retain skilled technical, managerial and marketing personnel. Although the Company has not experienced difficulty to dare, there can be no assurance that the Company will be successful in attracting or retaining the personnel it requires to continue to grow and operate profitably.

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

                            SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Future Capital Needs. The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and. attain a competitive position in the marketplace, the response of competitors-to the products based an the Company's technology. and capital necessary for potential acquisitions, Changes in technology or a growth of sales beyond currently established capabilities will also require further investment, To the extent that internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be a assurance that additional financing will be available an acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to the existing shareholders will result. if adequate funds are not available, the Company's business would be materially adversely affected, and, as a result, the Company may be required to curtail its operations significantly.

     Developing Market. During the fiscal year 1997, the Company began to market its products designed for the consumer marketplace. The Company has bad little experience in marketing its products to consumers, The entry into the consumer market has created considerable risks for the Company, some of which axe outside of the Company's control.

     Expansion is Retail Distribution Channels. The Company commenced retail shipments of its SpaceOrb 360 during fiscal 1997. Retail distribution channel sales bays required significantly greater marketing and sales expenditures and post-sale support coats than the Company's industrial sector products. Penetration of this market has depended upon building relationships with distributors and retailers. An increasing number of vendors compete for access to these distributors and retailers, which generally offer products of several difFerent companies, including products competitive with the Company's products-The Company has committed substantial resources to the penetration of this distribution channel to date but has decided to develop its business in this area through alliances with OEM, distributors, and major accounts.

     The Company is no longer involved in selling consumer products through retail distribution channels. To the extent that it sells components and products trough alliances wit partners for the consumer market, the Company could be subject to the risk of product returns and warranty claims.

     Reliance an Third-Party Distribution Channels. The Company expects to increase its product sales Through third-party distribution channels, including original equipment manufacturers ("OBMs"), value-added resellers ("VARs"), system integrators and distributors. Such OEMs and Y2K are not under the control of the Company. Although these customers in turn sell to a wide variety of end-users, the Company is subject not only to the risk that its customers will discontinue selling and marketing its products, but also to the risk that the end-users supplied by the Company's customers wilt alter their preferences in a manner that has a material adverse effect on the Company's operations. There can be no assurance that the Company will be able to retain its current resellers or expand its distribution channels by entering into arrangements with new resellers.

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

     Dependence on Relationships with Significant Customers. The Company sells substantially all of its products to and maintains strategic relationships with original equipment manufactures ("OEMs") and value added resellers ("VARs"). As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of is customers, such contracts do not provide for minimum purchase requirements nor do they contain provisions requiring the exclusive purchase of the Company's products.

     Competition. The market for computer products is intensely competitive and rapidly changing. The Company's products currently compete against established products and no assurance can be given that the Company's products will not be rendered obsolete by technological advance of others. The Company expects that competition from existing competitors will increase and that new competitors will enter the 3D-motion control market. Many of the existing and potential competitors have experienced management, larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company.

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company anticipates that its competitors will ultimately develop hardware products based on technology that does not infringe an the patent rights of the Company, which may provide capabilities similar or superior to those of the Company's products. Increased competition could result in price reductions and loss of market share for the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating result and financial condition.

     Patents and Proprietary Technology. The Company's success is heavily dependent upon its proprietary hardware and software technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, software license agreements. nondisclosure agreements, and technical measures to protect its rights pertaining to its products. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company's success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and preserve its trade secrets. There can be no assurance that the Company's issued patents, or any future patents, will provide the Company with significant protection against competitive products or otherwise be commercially valuable. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon by others. In the case of infringement of the Company's technologies, there can be no assurance that the Company would be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

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

     Dependence on Contract Manufacturers, including Overseas Manufacturers. The Company has and will continue to rely on outside vendors to manufacture hardware devices among the Company's products. Although the Company's hardware devices are relatively simple devices to manufacture, and the Company has not encountered any delays in obtaining adequate products from its outside contracting organizations, there can be no assurance that delays incurred or quality problems caused by any of the contract manufacturing organizations will not have a material adverse effect on the Company's ability to fill customer orders. In 1996, the Company entered into a manufacturing contract with an entity located in the People's Republic of China. The Company's reliance on outside manufacturers involves several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Certain of the Company's contract manufacturers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities or any other circumstance that would require the Company to seek alternative sources

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of contract manufacturing services or to manufacture its own hardware devices internally, could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and such delay could have a material adverse effect on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities. The Company's S-1 registration (File No. 33-98064) became effective on December 5, 1995. The net proceeds received from the offering totaled $14,726,721 The Company has filed the Form SR disclosing the sale of securities and use of proceeds through September 5, 1996. No information has changed, except for the use of proceeds.

The following table lists the use of proceeds (in thousands) from the effective date of the registration (December 5, 1995) through September 30, 1998.

Cash and available-for-sale securities:              $ 6,223
Purchases of machinery and equipment:                  1,597
Repurchase of the Company's Common Stock:              1,291
Expenses incurred in connection with the
acquisition of Spatial Systems, Ltd:                     150
Working capital:                                       5,466
                                                     -------
Total                                                $14,727
                                                     -------

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

                           SPACETEC IMC CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES--NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

ITEM 5.  OTHER INFORMATION

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive offices not later than February 22, 1999. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is February 22, 1999. In order to curtail any controversy as to the date on which the Company received a proposal, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.

The following exhibits are included herein;

(4.5) Consulting Agreement between the Company and George R. Rea

(27) Financial Data Schedule

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Spacetec IMC Corporation
-------------------------------------
(Registrant)



By   /s/ George Rea                               November 16, 1998
   ----------------------------------             -------------------
George Rea, Acting Chief Executive Officer               Date