Form 10-Q
period 1998-12-31
SPACETEC IMC CORP
filed 1999-02-22
CIK 1002175

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     or the transition period from __ to __
                        Commission file number 0-27302

                    --------------------------------------



                                  Labtec Inc.
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


                           Spacetec IMC Corporation
--------------------------------------------------------------------------------
                                  Former Name

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The number of shares outstanding of the issuer's Common Stock as of

             Class                        Outstanding at December 31, 1998
-------------------------------          -----------------------------------
  Common Stock, $.01 par value                        6,846,993

                                  LABTEC INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheets as of December 31, 1998 and March 3l, 1998............................................... 3

   Condensed consolidated statements of operations for the three months and nine months ended December 31, 1998 and 1997.......... 4

   Condensed consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997.......................... 5

   Notes to condensed consolidated financial
   statements....................................................... 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................... 9

PART II. OTHER INFORMATION

Item 5. Other Information.......................................... 20
Item 6. Exhibits................................................... 20


SIGNATURES......................................................... 21

ITEM 1. FINANCIAL STATEMENTS


                                  Labtec Inc.
                     Condensed Consolidated Balance Sheets
                (in thousands, except share and per share data)


                                                                    December 31,     March 31,
                                                                       1998            1998
                                                                    ------------    -----------
                                                                    (Unaudited)        (Note)
Assets

Current assets:
 Cash and cash equivalents                                          $       753     $       490
 Securities available-for-sale                                            5,175           8,536
 Accounts receivable, net                                                 1,416           2,069
 Inventories                                                                537             687
 Prepaid expenses                                                           153             176
 Due from employees and officer                                              11              32
                                                                    -----------     -----------
     Total current assets                                                 8,045          11,990


Furniture and equipment, net                                                532             765
Intangible assets, net                                                      993             216
Other assets                                                                 29              28
                                                                    -----------     -----------
                                                                          1,554           1,009
                                                                    -----------     -----------
Total assets                                                        $     9,599     $    12,999
                                                                    ===========     ===========
Liabilities and Shareholders' equity
Current liabilities:
 Accounts payable and accrued expenses                              $     1,237     $     1,498
 Deferred revenue                                                             -              12
                                                                    -----------     -----------
     Total current liabilities                                            1,237           1,510


Shareholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares authorized;
  no shares issued or outstanding                                             -               -
Common stock, $.01 par value; 20,000,000 shares authorized;
  7,142,742 and 6,846,993 shares issued and outstanding at
  March 31, 1998 and December 31, 1998 respectively                          68              71
Additional paid-in capital                                               16,020          16,780
Deferred compensation                                                       (50)            (50)
Unrealized gain on available-for-sale securities                              -               5
Accumulated deficit                                                      (7,720)         (5,303)
Cumulative translation adjustment                                            44             (14)
                                                                    -----------     -----------
     Total shareholders' equity                                           8,362          11,489
                                                                    -----------     -----------

Total liabilities and shareholders' equity                          $     9,599     $    12,999
                                                                    ===========     ===========


    See accompanying notes to condensed consolidated financial statements.

                                  Labtec Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                           Three Months Ended          Nine Months Ended
                                                              December 31,                December 31,
                                                           1998          1997          1998         1997
                                                        -----------  -----------    ----------   ----------
Revenues                                                $     1,895  $     2,488    $    5,218   $    6,387
Cost of revenues                                                433        1,146         1,385        2,295
                                                        -----------  -----------    ----------   ----------
                                                              1,462        1,342         3,833        4,092

Operating expenses:
 Selling and marketing                                          860        1,009         2,899        3,082
 Research and development                                       455          747         1,861        2,482
 General and administrative                                     378          543         1,772        1,353
                                                        -----------  -----------    ----------   ----------
     Total operating expenses                                 1,693        2,299         6,532        6,917
                                                        -----------  -----------    ----------   ----------

Loss from operations                                           (231)        (957)       (2,699)      (2,825)

  Interest income                                                69          146           283          427
                                                        -----------  -----------    ----------   ----------

Loss before income taxes                                       (162)        (811)       (2,416)      (2,398)

Income tax benefit                                                -            -             -            -
                                                        -----------  -----------    ----------   ----------
Net loss                                                $      (162) $      (811)   $   (2,416)  $   (2,398)
                                                        ===========  ===========    ==========   ==========

Net loss per share - Basic                              $     (0.02) $     (0.11)   $    (0.35)  $    (0.33)
                                                        ===========  ===========    ==========   ==========

Weighted average common shares outstanding - Basic            6,847        7,199         6,855        7,209
                                                        ===========  ===========    ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                                 Labtec Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                     Nine months ended
                                                                        December 31,
                                                                     1998         1997
                                                                   ---------    ---------
Operating activities
Net loss                                                           $  (2,416)   $  (2,398)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                           390          615
 Loss on disposal of assets                                               84          232
Changes in operating assets and liabilities:
 Accounts receivable, net                                                653          242
 Inventories                                                             150          999
 Prepaid expenses and other assets                                        22          110
 Due from employees and officer                                           21           13
 Income taxes receivable                                                   -          110
 Accounts payable and accrued expenses                                  (262)        (285)
 Deferred revenue                                                        (12)         (63)
                                                                   ---------    ---------
Net cash used in operating activities                                 (1,370)        (425)

Investing activities
Net sales of securities available-for-sale                             3,356        1,084
Purchase of furniture and equipment                                     (157)        (274)
Purchase of intangible assets                                           (861)          (3)
                                                                   ---------    ---------
Net cash provided by investing activities                              2,338          807
Financing activities
Proceeds from exercise of stock options                                   87           10
Stock repurchase                                                        (850)        (323)
Additional offering costs                                                  -            -
                                                                   ---------    ---------
Net cash used in financing activities                                   (763)        (313)
                                                                   ---------    ---------

Currency translation effect on cash                                       58            -

Net increase in cash and cash equivalents                                263           69
Cash and cash equivalents at beginning of period                         490          170
                                                                   ---------    ---------
Cash and cash equivalents at end of period                         $     753    $     239
                                                                   =========    =========

Supplemental disclosure of cash flow information:
 Income taxes paid                                                              $       5
                                                                   =========    =========

Non-cash investing and financing activities:
 Unrealized gain on available-for-sale securities                  $       -    $      12
                                                                   =========    =========


    See accompanying notes to condensed consolidated financial statements.

                                 LABTEC INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (IN THOUSANDS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations, and cash flows for the periods presented have been included. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the summary of significant accounting policies and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

2.  INVENTORIES

Inventories consist of the following:

                       DECEMBER 31,   MARCH 31,
                          1998          1998
                          -----         -----
 MATERIALS                $ 219         $ 425
 WORK-IN-PROCESS            108            77
 FINISHED GOODS             210           185
                          -----         -----
                          $ 537         $ 687
                          =====         =====

3.  LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.

                                 LABTEC INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. OPEN MOTION SPIN-OFF

As Labtec Inc. (formerly known as Spacetec IMC Corporation, the "Company") decided to focus its efforts on developing and growing its core 3D controller and related software business, management determined that it did not wish to pursue certain other technology that the Company has developed. Consequently, on June 5, 1998, the Company transferred certain 3D software technology and computer equipment having a net book value of approximately $50,000 to 3D Open Motion, LLC (the "LLC"). The LLC was established by the former CEO and current director of the Company, who is majority owner of the LLC. The Company received a 20% non-voting interest in the LLC. Additionally, the LLC provided the Company with an option to obtain favorable pricing for commercial products developed by the LLC at a 50% discount on the most favorable terms offered to any other customer. This option became exercisable on January 1, 1999 and expires on May 31, 1999, if not previously exercised. To exercise the option, the Company must pay $250,000 to the LLC. If the option is exercised, the Company's favorable pricing terms would extend through June 2003.

In conjunction with this agreement, the former CEO contributed 291,667 shares of stock of Spacetec IMC Corporation to the LLC as his initial investment in the LLC. The Company has repurchased these shares from the LLC at a price of $2.40 per share, which represented a discount of approximately 20% from the fair market value of the shares on June 3, 1998, the date of the repurchase

5. MERGER WITH LABTEC INC.

On February 17, 1999, a wholly-owned subsidiary of the Company merged into Labtec Inc., a Delaware corporation ("Old Labtec"), and the Company changed its name to Labtec Inc. The Company remains a publicly-traded company following the merger. On the same date, the Company also effected a one-for-three reverse split of its common stock. Pursuant to the merger, the Company issued approximately 13.9 million pre-reverse split shares of its common stock to Old Labtec stockholders, who also received a pro-rata portion (based on their proportionate equity interests in Old Labtec) of principal and interest payments to be made under a promissory note issued by the Company in the principal amount of $1.065 million.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company has adopted SFAS 130 beginning in its fiscal year 1999 and does not expect such adoption to have a material effect on its consolidated financial statements. During the third quarter and first nine months of fiscal 1999, total comprehensive loss amounted to $162 and $2,416, respectively, and $811 and $2,398 for the corresponding fiscal 1998 periods. The difference between total comprehensive loss and net loss is attributable to cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

                                  LABTEC INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From time to time, Spacetec IMC through its management may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be made in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Revenues:

Revenues decreased 23.8% to $1,895,000 for the three months ended December 31, 1998 ("current quarter") from $2,488,000 for the three months ended December 31, 1997 ("prior quarter"). For the nine months ended December 31, 1998 ("current nine month period"), revenues decreased 18.3% to $5,218,000 from $6,387,000 for the nine months ended December 31, 1997 ("prior nine month period"). The decrease in revenues was mainly attributable to a decrease in orders from the automotive sector as a result of a General Motors strike and a reduction in sales to non-core customers due to credit concerns.

Mechanical CAD [M-CAD] and multimedia sales for the current nine-month period decreased 26.3% to $4.2 million from $5.7 million in the comparable period of the prior year. During the current quarter of 1999, Mechanical CAD [M-CAD] and multimedia sales were $1.6 million compared with $2.3 million in the same period in fiscal year 1998. The decrease in revenues was mainly attributable to a reduction in sales to non-core customers due to credit concerns. Consumer sector revenues of the SpaceOrb 360 3D game controller and other consumer related revenue totaled $250,000 for the current quarter of fiscal 1999, up from $172,000 for the prior year corresponding quarter. The consumer sales in this quarter were mainly attributable to the ASCII release of the sphere 360 controller for the Sony Playstation.

During the current nine-month period, more emphasis was placed on the industrial business as evidenced by orders received from accounts such as Hewlett-Packard, Unigraphics Solutions, IBM, and 1st Data Solutions GmbH. The Company seeks to achieve a balance between various business units consisting of OEM's corporate accounts and resellers. In the coming quarters the Company expects to continue discussions with potential partners to assist in capitalizing on its technology. However, there is no assurance that such relationships, if established, will be able to generate substantial revenue.

Gross Profit:

The Company's gross profit is arrived at after the costs of materials, manufacturing overhead and royalties are subtracted from revenues. Gross profit increased 8.9% to $1,462,000 in the current three-month period from $1,342,000 in the prior three-month period, and represented 77.2% of current three-month period revenues versus 53.9% of prior year three-month period revenues. Gross profit increased 6.3% to 3,833,000 in the current nine-month period from $4,092,000 in the prior nine-month period. The increase in gross profit was mainly attributable to reductions in overhead and staffing. The Company expects that the gross profit percentage will remain at current levels for several quarters. The Company's expectations regarding the stabilization in gross profit percentage is a forward-looking statement. There can be no assurance that the gross profit will not be less than anticipated.

Selling and Marketing Expenses:

Selling and marketing expenses, which include personnel costs, advertising and marketing costs, sales commissions and trade show expenses, decreased 5.9% to $2,899,000 in the current nine month period from $3,082,000 in the comparable period of the prior year, and represented 55.6% of current nine-month period revenues, up from 48.3% of revenues in the comparable period of the prior year. Current quarter selling and marketing expenses decreased 14.8% to $860,000 in the current quarter, down from $1,009,000 in the prior year's corresponding quarter. Action has been taken by the Company to further reduce these selling and marketing expenses to restore profitability. This action included a reduction in both direct and indirect selling and marketing staff, closure of two remote sales offices, as well as a decline in general selling and marketing expenses. The Company anticipates that efficiencies may ensue in this area as a result of the merger with Old Labtec. This is a forward-looking statement. There can be no assurances that expenses will decrease as a result of the merger with Old Labtec.

Research and Development Expenses:

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's software and hardware development and engineering efforts, decreased 25.0% to $1,861,000 in the current nine-month period versus $2,482,000 in the comparable period of the prior year. These expenses represent 35.7% of current nine-month period revenues and 38.9% of revenues in the comparable period of the prior year. Current quarter research and development expenses declined 39.1% to $455,000 in the current quarter, down from $747,000 in the prior quarter. The decrease in those expenses reflect the spin-off of the Open Motion technology, and the related staff reductions and decreased expenditures in hardware design. Further decline in expenses in this area were related to reductions in the workforce in November.

General and Administrative Expenses:

General and administrative expenses, which include the costs of the Company's finance, human resources and administrative functions increased 31.0% to $1,772,000 in the current nine-month period versus $1,353,000 in the comparable period of the prior year. These expenses represented 34.0% of current nine-month period revenues compared with 21.2% of revenues in the comparable period of the prior year. The period from April 1, 1998 to December 31, 1998 included the following one-time expenses totaling approximately $643,000 related to: accounting, legal, and administration fees related to Open Motion spin-off and the Old Labtec merger as well as other legal and administrative expenses incurred in pursuing various strategic relationships during the period; consulting fees related to the installation and implementation of a new enterprise-wide accounting system; and severance costs associated with the former Chief Executive Officer, Ray Boelig, and other employees terminated during the quarter ended September 30, 1998 and in November 1998.

In the current quarter, general and administrative expenses decreased 30.4% to $378,000, down from $543,000 in the prior year's corresponding quarter. This decrease was reflective of reductions in the workforce and overhead in November. The Company anticipates that efficiency may ensue in this area as a result of the merger with Old Labtec. This is a forward-looking statement. There can be no assurances that expenses will decrease as a result of the merger with Old Labtec.

The merger with Old Labtec is expected to result in the discontinuance of some of these significant non-recurring expenses. In addition, the Company anticipates a further reductions in general and administrative expenses associated with the lowered facilities costs, consolidation of several remote sales offices, and the lowered administrative costs associated with a reduced workforce. The foregoing is a forward-looking statement. There can be no assurances that costs may not be higher than anticipated.

Provision for Income Taxes:

As the Company has recognized losses in the current fiscal year, it has not recorded a provision for income taxes. The benefit attributable to carryback of losses to prior nine-month periods was fully utilized during the fiscal year ended March 31, 1997. The Company has unbenefited federal net operating loss carryforwards of approximately $4,300,000. Because of the merger with Old Labtec, the Company will suffer a change in control for tax purposes and accordingly will not be able to fully utilize all of the net operating loss carryforward in any one year.

Year 2000 Compliance.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" or "Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 issue.

The Company in its ordinary course of business tests and evaluates its own products. Since the Company's products do not use any date related processing in the hardware or driver software, the Company believes its products are Y2K compliant, meaning that the use or occurrence of dates on or after January 1, 2000 and the occurrence of leap years will not materially affect the performance of the Company's products. As the Company's products are intended to be used in conjunction with other hardware and applications through third party suppliers, there can be no assurances, however, that users of the Company's products will not experience Y2K problems as a result of the integration of the Company's products with non-compliant Y2K products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to its lack of any date-related processing in the hardware or driver software. If any of these customers experience Y2K problems, these customers could assert claims for damages against the Company.

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

Based on the information available to date, the Company believes it will be able to complete its Y2K compliance review and make all necessary modifications prior to the end of 1999. The Company is prioritizing its efforts to focus on any Y2K discrepancies found that would impact its operations. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Y2K issues, there can be no assurances that the Company will not experience delays in implementing such changes. If key systems, or a significant number of systems were to fail as a result of Y2K problems, or the Company were to experience delays implementing Y2K compliant software products, the Company could incur substantial costs and disruption of its business, which could potentially have a material adverse effect on the Company's business and results of operations. In addition, as the Company purchases many critical components from single or sole source suppliers, failure of any such vendor to adequately address issues related to the Y2K problem may have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had cash and cash equivalents and securities available for sale of $5,928,000 and working capital of $6,808,000 versus $9,026,000 and $10,480,000, respectively, at March 31, 1998.

Operating activities of the Company absorbed $1,620,000 of cash in the current nine-month period as compared to $425,000 in the comparable period of the prior year. The use of funds in the current nine-month period was primarily due to the net loss of $2,416,000. A decrease in accounts payable and accrued expenses from $1,498,000 at March 31, 1998, to $1,237,000 on December 31, 1998, used $261,000 in cash. Accounts Receivable decreased from $2,069,000 March 31, 1998, to $1,416,000 on December 31, 1998, contributing $653,000 in cash during this fiscal year because of increased collection efforts. Inventory levels decreased in the current nine month period from $687,000 at March 31, 1998 to $537,000 at December 31, 1998.

Net cash provided to the Company in the current nine month period from investing activities totaled $2,588,000 versus $807,000 in the comparable period of the prior year. The primary reason for the increase was the sale of marketable securities to fund stock repurchases and operating expenses. The company has accumulated $861,000 of capitalized expenses related to the merger with Old Labtec during this quarter. Additionally, expenditures for furniture and equipment were reduced ($157,000 in the current nine month period versus $274,000 in the prior nine month period.)

Financing activities used $763,000 of net cash in the current nine month period, primarily as a result of the Company repurchasing $700,000 worth of its stock as part of the Open Motion spinoff, and an additional $150,000 worth of common stock in a periodic, open market purchase program. The amount paid for the repurchase of stock was partially offset by the proceeds from the exercise of employee stock options.

The Company believes that its existing cash and credit facilities, together with future anticipated funds from operations, will satisfy its projected working capital and other cash requirements through the end of its fiscal year ending March 31, 2000.

The Company's capital requirements will depend on many factors, including the rate at which the Company can develop its products, the market acceptance of such products, and the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace. Changes in technology or growth in revenues beyond currently established capabilities will also require further investment. To the extent that the Company's current financial resources are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing the Company's equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected and, as a result, the Company may be required to curtail its operations significantly. There can be no assurance that the Company's cash flow from operations will be adequate to fund its long-term working capital requirements, or that it will be able, if necessary, to obtain equity financing on favorable terms (if at all).

RISK FACTORS

  From time to time, the Company, through its management may make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, marketing initiatives, corporate alliances, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," are expected to, "will continue." is anticipated," "estimate,"or similar expressions are intended to identify' "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

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

  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

  Risks Relating to the Merger with Old Labtec. The Company recently merged with Old Labtec. Acquisitions involve a number of operating risks that could materially adversely affect the Company's results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to manage this merger successfully, or that the Company will be able to integrate the operations products, or personnel gained through this merger without a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainties Relating to Integration of Operations. The Company and Old Labtec believe that the merger will result in long-term strategic benefits. However, the realization of these benefits will depend on whether management can integrate the operation of the two companies in an efficient and effective manner. Among other things, the two companies must integrate the respective companies' products, technologies, management information systems, distribution channels and key personnel. Furthermore, the combined companies must coordinate the sales, marketing and research development efforts. The difficulties integrating the two companies may be increased by the need to coordinate organizations with distinct cultures and widely dispersed operations. The Company and a majority of its employees are located in Massachusetts while Old Labtec and a majority of its employees are located in Washington state. The effective integration of various operations will depend on the ability of the combined companies to attract and retain key management, sales, marketing and research and development personnel. The integration of operations following the merger will require significant attention of management and thus may distract attention from the day-to-day operations of the two companies.

  Failure to Achieve Beneficial Synergies with Old Labtec. The Company has merged with Old Labtec with the expectation that the merger will result in beneficial synergies. Achieving these anticipated synergies will depend on a number of factors including, without limitation, the successful integration of the combined operations and general and industry-specific economic factors. In particular, since the Company's retail marketing efforts have been less successful than expected, the combined company intends to utilize Old Labtec's established distribution channels to bolster sales of the Company's products. Even if the Company and Old Labtec are able to integrate their distribution channels and other operations, and economic conditions remain stable, the anticipated synergies still may not be achieved.

  Attraction and Retention of Key Employees. In recent months, three executive officers of the Company have resigned. These officers include Dennis Gain, the Company's founder, principal stockholder and former President and Chief Executive Officer, Neil Rossen, the Company's Vice President and Chief Financial Officer, Ray Boelig, the Company's former Vice President, and its President, and Chief Operating Officer. Following the completion of the merger with Old Labtec, Robert G. Wick was appointed as the Company's President, Marc J. Leder was appointed as Co-Chairman, Senior Vice President and Chief Financial Officer, and Rodger R. Krouse was appointed as Co-Chairman. The loss of the services of one or more key employees could have a material adverse effect an the Company. The Company believes that its future success will be affected by its ability to attract and retain skilled technical, managerial and marketing personnel. Although the Company has not experienced difficulty to date, there can be no assurance that the Company will be successful in attracting or retaining the personnel it requires to continue to grow and operate profitably.

  Fluctuations in Results of Operations. The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis and as a result of a variety of factors, many of which are outside the Company's control.

  Future Capital Needs. The Company's capital requirements will depend on many factors, including the rate at which the Company and Old Labtec can develop their products, the market acceptance of such products, the levels of promotion and advertising required to launch such products and attain a competitive position in the marketplace, the response of competitors-to the products based on the Company's and Labtec's technologies, and capital necessary for potential acquisitions, Changes in technologies or a growth of sales beyond currently established capabilities will also require further investment. To the extent that internally generated funds are insufficient to fund the Company's operating requirements, it may be necessary for the Company to seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing the Company's equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company's business would be materially adversely affected and, as a result, the Company may be required to curtail its operations significantly.

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

  The Company is no longer involved in selling consumer products through retail distribution channels. To the extent that it sells components and products though alliances with partners for the consumer market, the Company could be subject to the risk of product returns and warranty claims.

  Reliance an Third-Party Distribution Channels. The Company expects to increase its product sales through third-party distribution channels, including original equipment manufacturers ("OEMs"), value-added resellers ("VARs"), system integrators and distributors. Such OEMs and VAR's are not under the control of the Company. Although these customers in turn sell to a wide variety of end-users, the Company is subject not only to the risk that its customers will discontinue selling and marketing its products, but also to the risk that the end-users supplied by the Company's customers will alter their preferences in a manner that has a material adverse effect on the Company's operations. There can be no assurance that the Company will be able to retain its current resellers or expand its distribution channels by entering into arrangements with new resellers.

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

  Rapid Technological Change; Dependence on New Product Development. The electronics industry in general, and the markets for the Company's products in particular, are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and significant competition. The introduction of products embodying new technologies and the emergence of new industry standards present opportunities for current and potential competitors of the Company to gain market share and can quickly render the Company's products less attractive or obsolete and unmarketable. In order to keep pace with this rapidly changing market environment, the Company must continually develop and incorporate into its products new technological advances and features desired by the marketplace at acceptable prices. The successful development and commercialization of new products involves many risks, including the identification of new product opportunities, the timely completion of the development process, the control and recouping of development and production costs and acceptance by customers of the Company's products. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products in a timely and cost effective manner, that the Company's products will be accepted in the marketplace, or that products or technologies developed by others will not render the Company's products or technologies noncompetitive.

  Dependence on Relationships with Significant Customers. The Company sells substantially all of its products to and maintains strategic relationships with original equipment manufactures ("OEMs") and value added resellers ("VARs"). As a result, sales of the Company's products are dependent upon the continued market acceptance of the service and product offerings of the Company's customers. Although the Company maintains contractual relationships with a substantial number of its customers, such contracts do not provide for minimum purchase requirements nor do they contain provisions requiring the exclusive purchase of the Company's products.

  Competition. The market for computer products is intensely competitive and rapidly changing. The Company's products currently compete against established products and no assurance can be given that the Company's products will not be rendered obsolete by technological advance of others. The Company expects that competition from existing competitors will increase and that new competitors will enter the 3D-motion control market. Many of the existing and potential competitors have more experienced management, larger technical staffs, more established and larger marketing and sales organizations, better developed distribution systems and significantly greater financial resources than the Company.

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

  Patents and Proprietary Technology. The Company's success is heavily dependent upon its proprietary hardware and software technology. The Company relies on a combination of patent, trade secret, copyright and trademark law, software license agreements, nondisclosure agreements, and technical measures to protect its rights pertaining to its products. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company's success will depend in part on its ability to obtain and defend United States and foreign patent protection for its products and preserve its trade secrets. There can be no assurance that the Company's issued patents, or any future patents, will provide the Company with significant protection against competitive products or otherwise be commercially valuable. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon by others. In the case of infringement of the Company's technologies, there can be no assurance that the Company would be able to afford the expense of any litigation that may be necessary to enforce its proprietary rights.

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

  Dependence on Contract Manufacturers, including Overseas Manufacturers. The Company has and will continue to rely on outside vendors to manufacture hardware devices among the Company's products. Although the Company's hardware devices are relatively simple devices to manufacture, and the Company has not encountered any delays in obtaining adequate products from its outside contracting organizations, there can be no assurance that delays incurred or quality problems caused by any of the contract manufacturing organizations will not have a material adverse effect on the Company's ability to fill customer orders. In 1996, the Company entered into a manufacturing contract with an entity located in the People's Republic of China. The Company's reliance on outside manufacturers involves several risks, including a potential inability to obtain an adequate supply of required products, and reduced control over the price, timeliness of delivery, reliability and quality of finished products. Certain of the Company's contract manufacturers have relatively limited financial and other resources. Any inability to obtain timely deliveries of products and services having acceptable qualities or any other circumstance that would require the Company to seek alternative sources of contract manufacturing services or to manufacture its own hardware devices internally could delay the Company's ability to ship its products. Any such delay could damage relationships with customers and such delay could have a material adverse effect on the Company, its business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Attached hereto as Exhibit 99.1 and incorporated by reference herein in the Company's press release dated February 17, 1999 announcing the approval by the Company's stockholders of all matters relating to a previously announced merger, including the change of the Company's name to Labtec Inc.

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

(4.5) Amended Consulting Agreement between the Company and George R. Rea (4.6) Consultant Agreement between the Company and American Asset Management. (27.1) Financial Data Schedule
(99.1) Press Release

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Labtec Inc.
-------------------------------------
(Registrant)



By   /s/ Marc J. Leder                             February 22, 1999
   -----------------------------------            -------------------
   Marc J. Leder,                                         Date
   Senior Vice President, Finance,
   Chief Financial Officer
   and Treasurer
                                      20