Form 10-K
period 1999-03-31
LABTEC INC /MA
filed 1999-06-29
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
            _______ TO _________

                           Commission File No. 0-27302

                                   LABTEC INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Massachusetts                             04-3116697
       ------------------------------                    -----------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

1499 S.E. Tech Center Place, Suite 350, Vancouver, WA          98683
-----------------------------------------------------         --------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code: (360) 896-2000

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X  No
                                             ---    ---
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year:  $64,273,000.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System, of Common Stock held by non-affiliates of the Registrant as of June 24, 1999 was approximately $14,161,871

There were 6,908,030 shares of Common Stock outstanding as of June 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated by reference herein

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
         --------

OVERVIEW

            Labtec Inc. (the "Company") was incorporated in Massachusetts in April 1991 under the name Spacetec IMC Corporation. On February 17, 1999, SIMC Acquisition Corporation ("SIMC"), a Delaware corporation and a newly formed, wholly owned subsidiary of the Company, merged with and into Labtec Corporation, a Delaware corporation formed in 1994 and formerly known as Labtec Inc. ("Labtec"), with Labtec as the surviving legal entity. After the completion of the merger, the Company changed its name from Spacetec IMC Corporation to Labtec Inc. and contributed substantially all of its assets, except cash and cash equivalents, and all of its liabilities to a newly formed, wholly owned subsidiary, Spacetec Corporation, a Delaware corporation ("Spacetec").

            The operations of the Company prior to the merger consisted of the development and marketing of high-technology, multimedia peripheral products for the personal computer ("PC") industry, including computer speakers, subwoofers, PC voice access and personal audio products. These operations continue to be conducted by Labtec as a wholly owned subsidiary of the Company. Historically, the operations of the Company consisted of the development and marketing of controllers and the related software that enable a user to manipulate three dimensional ("3D") graphical images in real-time. These operations are currently performed through Spacetec.

            As a result of the merger, Spacetec's operations have been substantially consolidated into Labtec under the name "The Labtec 3D Motion Control Division." Approximately $2.0 million of operating expenses have been eliminated at Spacetec as a result of such consolidation. A description of the business of the Company following the merger and consolidation is provided below.

GENERAL

            The Company is a leading developer and marketer of high-technology, multimedia peripheral products for the personal computer and workstation industries. The Company offers an array of proprietary products, including computer speakers, subwoofers, PC voice access and personal audio products, 3D controllers and 3D gamepads. The Company's strategy is to offer an assortment of high technology products through multiple channels of distribution. The Company currently sells to numerous retailers (e.g, CompUSA, Target, Sears, Fry's Electronics, Media Mart, Best Buy, Wal-Mart, Staples, Office Depot, Vobis and Dixons), master distributors (e.g, Ingram Micro, Merisel, Avnet and Tech Data) and original equipment manufacturers ("OEMs")(e.g, Hewlett Packard, IBM, Compaq and Dell). The Company serves these multiple channels of distribution on a worldwide basis.

            The Company's product line is composed entirely of PC peripheral products. Within such product category, the Company maintains a leading market position in each of its three product lines: PC speakers, PC voice access and 3D controllers. The Company first introduced the PC speaker in the early 1990s and continues to provide a broad product offering, a recognized industry brand name and consistent technological innovations such as a proprietary Dynamic Bass Equalization circuit, the industry's first Laminar Bass Flow Port and the Unique Clear Desk(TM) mounting system. The Company attempts to provide the best performing product based on sound quality, industrial design and product features at each retail price point. The Company's management believes that the growth in audio content from streaming audio over the Internet to DVD is driving penetration of PC speakers. This growth is being further supported by the proliferation of low priced PCs that typically include inexpensive speakers, which the Company's management believes often results in upgrade PC speaker purchases. In addition, with the growing popularity of the MP3 music format, management believes that the Company is strongly positioned to leverage this growth with its multimedia speaker format.

            According to PC Data, the Company also has the leading share of the United States market for PC voice access and personal audio products, a product segment management believes it commercialized in 1996. The Company's management believes the advent of robust speech recognition and voice command technology will make speech an accepted interface for the PC, driving the demand for high performance voice input peripherals. The Company's Noise Canceling and Amplification Technology ("NCAT1"(TM) and "NCAT2"(TM)) provides an input/output solution to these applications.

            The Company's 3D Motion Control Division is the leading developer and marketer of controllers and the related software that enable a user to manipulate three dimensional graphical images in real-time. Unlike traditional hardware controllers such as keyboards, gamepads, mice, trackballs and joysticks, the Company's products enable the user to manipulate images as if the user were moving actual objects or moving through actual scenes in the real world. The Company's products are used in the mechanical CAD market, the consumer market and the emerging desktop market as typified by the Internet.

            Three-dimensional graphical capability, once found only in UNIX workstations and gaming consoles, is now widely available and used by electronic design engineers, architectural engineers, industrial designers, film, video and broadcast television animators, graphic artists and game developers. With both Microsoft and Intel promoting 3D graphical interfaces, the Company believes that the use of 3D graphical capability will become increasingly available.

THE INDUSTRY

            The Company competes in the worldwide market for personal computer and workstation products that is estimated at approximately $185 billion by International Data Corporation ("IDC"). Personal computer shipments increased 12.1% to 90 million units in 1998, from 80.3 million units in 1997, according to IDC. The workstation market increased 22% in 1998 to 2.3 million units, compared to 1.9 million units in the prior year, according to IDC. Despite this growth, the home penetration rate for PCs in the United States (approximately 50%) is still far below that of many other consumer electronic items such as televisions (98%) or VCRs (80%). Furthermore, worldwide PC penetration is substantially lower than in the United States.

            The Company targets three niche markets within the broader personal computer and workstation industries. The Company believes that PC speakers, PC voice access and 3D controllers are growing at or above the overall PC and workstation industry rates.

            The Company's business is seasonal, with slightly greater sales in the second and third fiscal quarters, preceding and during the Christmas season. The second and third fiscal quarters accounted for 53% of net annual sales in both fiscal 1999 and fiscal 1998.

COMPANY PRODUCTS

            Within the category of PC peripheral products, the Company's product lines are broadly grouped into three types: PC speakers, PC voice access and 3D controllers.

PC SPEAKERS

            In fiscal 1999, PC speakers represented the Company's largest product line, contributing more than 50% of its net sales. The Company offers a line of 12 retail speaker models ranging in suggested retail price from $9.99 to $199.99. Product positioning covers both entry-level and upgrade speaker segments, encompassing most addressable industry volume.

            The Company believes the following industry trends should support the continued growth of the PC speaker segment: (i) shipments of new computer systems with multimedia capabilities installed, often with very inexpensive speakers; (ii) increasing capability and demand for Internet on-line audio; and
(iii) introduction of new software titles with ever-improving audio capabilities.

            The Company's line of PC speakers is oriented toward three different user groups: EDUTAINMENT for the users of basic multimedia software such as educational or basic music software, AUDIO ENTHUSIASTS desiring crisp audio sound for music, and GAMERS desiring a strong bass component in their systems. The Company offers a variety of models across a wide price range targeted at users in each of these groups.

PC VOICE ACCESS

            The Company offers a complete line of PC voice access products sold under the Company's PC VoiceAccess brand name. This line is designed to complement several emerging applications, including basic PC telephony (voice mail, call forwarding, etc.), Internet communications (long distance), voice command software (activation and response) and gaming (multi-player interaction).

            The PC VoiceAccess product line is composed of four product classes:
(i) headset/boom microphones that allow comfortable hands-free use of basic telephony and Internet communications applications; (ii) headsets for use with PC systems for private listening; (iii) PC microphones that allow for effective voice input for voice command and voice recognition software; and (iv) a special reference-level headset/boom microphone designed to deliver high performance sound for the serious gaming enthusiast.

            An important element of this emerging industry is the need for the computer to clearly recognize voice input, in addition to delivering quality sound. The Company developed and utilizes Noise Canceling and Amplification Technology, which improves performance in two ways: by focusing on direct voice input, dramatically reducing ambient background noise, and through a high output internal amplification stage, ensuring output compatibility with virtually all Soundblaster(TM) standard soundcards.

3D CONTROLLERS

            The Company has several 3D controller products that serve the workstation market. The recently introduced SPACEBALL 4003 is aimed at the higher-performance applications and the SPACEBALL 3003 at the lower end. The SPACEBALL 4003 "FLX", featuring fully programmable capability with tactile buttons, is targeted at a more rigorous environment using UNIX-based workstations and high-end NT-based PCs.

The SPACEBALL "FLX" product line has become a standard input controller for industrial as well as digital content creation applications. Using these products, designers and engineers can pan, zoom and rotate 3D models as smoothly and easily as if they were holding them in their hands. The SPACEBALL 3003 "FLX" mid-range 3D controller is primarily targeted at the emerging 3D animation and multimedia markets, and for the rapidly growing NT Mechanical-CAD market. The SPACEBALL 3003 "FLX" series provides an improved PowerSensor ball that moves with a displacement for easier use and improved motion control, delivering three powerful advantages: less force for model movement; improved ergonomics; and a reduced learning curve for new users. The SPACEBALL 4003 "FLX" and 3003 "FLX" are sold by a number of OEMs, including Hewlett Packard, IBM, Compaq and Dell, together with a number of value-added resellers and distributors.

            As part of its 3D controller hardware sales, the Company offers (without charge to its hardware customers) software products which enable and enhance the performance of its 3D controllers. These software products include SpaceWare 7.4, SpaceWare AniMotion and the recently released SpaceWare 8.1.

CUSTOMERS

            The Company's customers consist of many of the largest retailers, OEMs and market distributors in the United States. Because the Company's customer base is so diverse, only one customer, Ingram Micro, accounted for more than 10% of net sales during fiscal 1999. Ingram Micro accounted for 15.7%, 14.6% and 14.7% of net sales in fiscal 1999, 1998 and 1997, respectively. However, the loss of this customer or a substantial decrease in sales to such customer could have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions from the Company that could adversely affect profit margins.

RESEARCH AND DEVELOPMENT

            Product development at the Company begins with understanding customers' needs and requirements. This process is typically accomplished through a combination of primary market research, solicitation of suggestions from retail, master distributor and OEM partners, and internal brainstorming sessions to anticipate future needs. In addition, technology developments and the competitive environment are key inputs to this effort.

            Throughout the development process, the Company involves internal engineers, outside consultants and its contract manufacturers to minimize the time to market and maximize the probability of a successful product. The product development process can last up to 12 months for a brand new product whereas a derivative can take as little as three months.

            The industrial, mechanical, electrical and acoustical design is managed by the Company's in-house engineering team in Vancouver, WA. The Company's software and firmware engineers with capability in both UNIX and Windows NT also are located in Vancouver, WA. The engineering team utilizes the Company's Hong Kong subsidiary to search for new components that meet desired specifications. The Company believes that this interaction between design engineers and component manufacturers enables the Company to develop innovative, high performance, low cost products. Final specification of all components and designs is the responsibility of the United States-based engineering team.

            During the years ended March 31, 1999, 1998 and 1997, the Company expended $1,716,705, $1,507,145 and $1,368,866, respectively, on its research and development efforts.

PATENTS AND PROPRIETARY RIGHTS

            The Company relies on a combination of patents, copyrights, trade secrets, trademark laws, confidentiality procedures and license arrangements to establish and protect its proprietary technology.

            The Company has received 11 patents in the United States, Canada, Australia, Japan and certain European countries covering its core technologies relating to audio input, audio output and the POWERSENSOR of its 3D controllers. The Company further has one issued United States patent and three pending United States patent applications, as well as five pending international patent applications, covering input sensing technology not yet incorporated into the Company's products.

            In addition to the protection afforded by patent registrations and copyright laws, generally Company employees and consultants to the Company have executed proprietary information agreements designed to protect the Company's trade secrets, inventions created in the course of employment with the Company and other proprietary information of the Company. Additionally, certain senior officers and technical personnel are required to sign non-competition agreements.

MANUFACTURING

            The Company contracts its production requirements with several manufacturers in Hong Kong, Taiwan and China. From the Company's Hong Kong office, Company personnel supervise daily product development activities, initiate placement of orders, expedite shipments, arrange and track transportation and oversee the quality assurance function. This 20-person team plays an important role in assuring a steady and timely supply of products to distribution centers in the United States, Europe and Canada.

MARKETING AND DISTRIBUTION

            The Company's sales and distribution strategy is to offer a broad line of high-technology, multimedia peripheral products through multiple channels of distribution. The Company currently sells through numerous retailers, master distributors and OEM accounts. In addition, the Company sells through each of these three channels both domestically and worldwide.

            RETAILERS. The Company maintains an extensive North American retail distribution network, selling high-technology multimedia peripheral products to computer superstores, consumer electronic chains, mass merchandisers, software retailers, office superstores and wholesale clubs.

            MASTER DISTRIBUTORS. The Company serves many small to mid-sized accounts through master distributors, including Ingram Micro, Avnet, Tech Data and Merisel.

            OEM ACCOUNTS. Retail and master distributor sales are complemented by the Company's support of the OEM marketplace. Customers include: primary computer manufacturers, component manufacturers, Internet product suppliers and "bundlers," or firms who package the Company's PC speakers, PC Voice Access products or 3D controllers with other hardware components or complete systems.

            Although the Company profitably serves such OEM customers as Hewlett Packard, IBM, Compaq and Dell, it also focuses its efforts on serving the mid/small OEM market due to its growth potential. The Company has grown its base of OEM customers from less than 15 in 1995 to over 50 today.

            INTERNATIONAL SALES. The Company's international distribution includes more than 40 distributors serving 24 countries. Key customers include Dixon's (U.K.), Byte (U.K.), Vobis (Germany), Virgin Megastores (U.K.), Fnac (France), Media Market (Germany) and Staples (U.K.). The establishment of sales offices in London and Germany has enhanced the Company's performance in Europe. International gross sales were $14,599,749, $10,886,626 and $11,298,433 in fiscal 1999, 1998 and 1997, respectively, accounting for 22.2%, 17.4% and 17.6%, respectively, of the Company's total gross sales for the year.

COMPETITION

            The computer products industry is intensely competitive and rapidly changing. The Company's competitors vary by product line. In the PC speaker business, competitors include Altec Lansing Corporation and Creative Technology, Ltd. In the PC voice access market, competitors include Andrea Electronics Corporation and Telex Communications, Inc. In the 3D graphical applications market, the Company's competitor is Logitech International SA. Within each market, these competitors offer similar products to the Company and target the same customers as the Company. Further, many of these competitors are substantially larger and have significantly greater financial, technical and marketing resources than the Company.

EMPLOYEES

            The Company currently employs approximately 100 individuals, including 28 who staff the Company's U.K., Germany and Hong Kong subsidiaries. The Company is not subject to any collective bargaining agreements, has never been subject to a work stoppage, and believes that its relations with its employees is generally good.

ITEM 2.  PROPERTIES.
         ----------

            The Company's corporate offices are located in 14,335 square feet of office space in Vancouver, WA. This facility is leased to the Company through April 2006. In addition, the Company currently leases a 60,000 square foot warehouse facility in Vancouver, WA which commenced in May 1999 and terminates in April 2006. The Company also leases 3,600 square feet of office space for its 3D Motion Control Division in Lowell, MA under a lease which expires in December 2004. The Company also maintains office space in the U.K., Germany and Hong Kong. The Company's management believes its current facilities are adequate to meet its requirements for the near term.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

            There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

            On February 17, 1999 the Company held a Special Meeting of Stockholders to consider and vote upon the following proposals:

            1. The issuance of approximately 14,363,954 shares of Spacetec common stock and such additional shares as have been required to be issued in connection with the potential valuation or sale of the Spacetec industrial business, in each case as pursuant to the Agreement and Plan of Merger dated as of October 21, 1998, as amended and restated on November 13, 1998, among the Company, SIMC and Labtec. The Merger Agreement provided for, among other things, the assumption of all outstanding options to purchase Labtec common stock and the merger of Labtec with and into SIMC, with Labtec being the surviving corporation and a wholly owned subsidiary of the Company.

            2. An amendment to the Amended and Restated Articles of Organization of Spacetec (i) to increase the number of authorized shares of the Company's common stock, $.01 par value per share (the "Common Stock"), from 20,000,000 to 25,000,000 and (ii) to change the corporate name of the Company from "Spacetec IMC Corporation" to "Labtec Inc.," both subject to and upon completion of the merger.

            3. An amendment to the Amended and Restated Articles of Organization of the Company to authorize a reverse stock split whereby one share of the Common Stock was to be issued in exchange for each three shares of Common Stock outstanding immediately following the merger, subject to completion of the merger (the "Reverse Stock Split").

            4. To authorize Spacetec to adjourn the special meeting to solicit additional proxies in the event that the number of proxies sufficient to approve any of the proposals had not been received by the date of the special meeting.

            The proposals were approved based upon the following votes:

                                  For       Against       Abstain
                                  ---       -------       -------

            Proposal 1       4,062,965      102,221       18,396
            Proposal 2       4,088,831      113,220       29,846
            Proposal 3       3,921,684      244,452       17,446
            Proposal 4       4,007,998      193,553       30,346


            The Company's stockholders also elected twelve directors, four to each of Class I, II and III, to serve terms of one, two and three years, respectively, subject to and upon completion of the merger. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management nominees as listed in the proxy statement and all of such nominees were elected.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

            The Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol LABT. Effective February 19, 1999, the Company implemented the Reverse Stock Split, whereby one share of Common Stock was issued for each three shares of Common Stock outstanding after the merger. The following table sets forth the high and low closing bid prices for the Common Stock during each quarter of the fiscal years ended March 31, 1998 and 1999 as reported by NASDAQ, adjusted to reflect the Reverse Stock Split. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.


                                        High             Low
                                        ----             ----
YEAR ENDED MARCH 31, 1998
-------------------------

First Quarter                           $13 11/16        $6
Second Quarter                          $13 7/8          $7 11/16
Third Quarter                           $11 5/8          $8 5/8
Fourth Quarter                          $10 11/16        $9 3/16

YEAR ENDED MARCH 31, 1999
-------------------------

First Quarter                           $10 7/8          $7 11/16
Second Quarter                          $9 3/8           $4 11/16
Third Quarter                           $8 13/16         $3 15/16
Fourth Quarter                          $8 1/4           $5 1/16

            As of June 24, 1999, there were 6,908,030 shares of Common Stock outstanding held by 405 holders of record.

            The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

            The Company was incorporated in Massachusetts in April 1991 under the name Spacetec IMC Corporation. On February 17, 1999, SIMC merged with and into Labtec, with Labtec as the surviving legal entity. After the completion of the merger, the Company changed its name from Spacetec IMC Corporation to Labtec Inc. and contributed substantially all of its assets, except cash and cash equivalents, and all of its liabilities to a newly formed, wholly owned subsidiary, Spacetec. Holders of shares of Labtec common stock outstanding at the time of the merger received for each share of Labtec stock: (i) .55430739 shares of Common Stock and (ii) a pro rata share of all principal and interest payments made under a six-year, 10% interest promissory note issued by the Company in the principal amount of $1,065,000. Prior to completion of the merger, Labtec waived the right of its stockholders to receive their pro rata share of additional shares, if any, of Common Stock issuable in connection with a potential valuation or sale of the Company's industrial business, which such stockholders had approved at the February 17, 1999 special meeting. In addition, each outstanding option to purchase a share of Labtec common stock was assumed by the Company and adjusted, so that an option to purchase a share of Labtec common stock was converted into a right to purchase .55430739 shares of Common Stock at a similarly adjusted exercise price. The shares of the Common Stock were reissued in the current name of the Company in connection with the Reverse Stock Split and name change by the Company.

            The common stock issued pursuant to the merger was not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and was offered solely in reliance on an exemption from registration provided by Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

            The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to the fiscal years 1999, 1998 and 1997 and the Balance Sheet Data as of March 31, 1999 and 1998 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.


                                                                                  June 24,1994        Predecessor
                                           Fiscal Year Ended March 31,             through           company April
                                     -------------------------------------------   March 31,        1, 1994 through
                                      1999          1998        1997        1996   1995(2)        June 24, 1994(2)
                                     ------       --------    --------     -----  ------------   -------------------
                                                        (in thousands, except per share data)


STATEMENTS OF OPERATIONS:
    Revenues..........................  $64,273    $60,113    $61,943   $43,664      $39,923           $11,616
Income (loss) from operations.........   (2,533)     1,504      4,503    (324)         1,835             1,983
Net income (loss)(1)..................   (4,942)    (2,277)      601    (2,578)       (1,612)            1,274

Basic:

Net income (loss) per share(1)........    (0.99)    (0.64)       .24     (1.03)        (.65)            26,154.39
Weighted average shares outstanding...    4,987      3,540      2,506    2,496         2,492                48.70

Diluted:

Net income (loss) per share...........    (0.99)    (0.64)       .16     (1.03)         (.65)           26,154.39
Weighted average shares outstanding...    4,987      3,540      3,723    2,496         2,492                48.70

BALANCE SHEET DATA:
Working capital.......................   14,935     19,544      3,407    2,997         3,380               N/A
Total assets..........................   46,968     36,202     34,528    30,034       27,309               N/A
Long term liabilities, less current
portion...............................   26,086     31,986      4,407    6,598         8,175               N/A
Total shareholders' equity  (deficit).    4,701     (3,798)     6,667    6,027         6,066               N/A

----------------------
(1) Net income (loss) and net income (loss) per share include extraordinary losses in fiscal 1998 and fiscal 1999. See consolidated financial statements.

(2) Labtec underwent a 100% ownership change effective June 24, 1994 and the financial statements for all periods after this date reflect a new basis of accounting.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------


OVERVIEW

            The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

            On February 17, 1999, SIMC merged with and into Labtec, with Labtec as the surviving legal entity. After the completion of the merger, the Company changed its name from Spacetec IMC Corporation to Labtec Inc. and contributed substantially all of its assets, except cash and cash equivalents, and all of its liabilities to a newly formed, wholly owned subsidiary, Spacetec. The merger transaction was accounted for as a purchase in a "reverse acquisition." The results of operations for this acquisition have been included in the financial statements since the date of acquisition.

            This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the personal computer and workstation industries; general economies, both domestic and international; lower than expected customer orders or variations in customer order patterns; competitive factors, including increased competition, new product offerings by competitors and pricing pressures; the availability of parts and components; changes in product mix; resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward-looking statements contained in the MD&A regarding industry trends, product development and liquidity and future business activities should be considered in light of these factors.

RESULTS OF OPERATIONS

            The following table sets forth certain operating data as a percentage of net sales for the years ended March 31, 1999, 1998 and 1997.


                                                  Fiscal Year Ended March 31,
                                             -----------------------------------
                                                   1999       1998      1997
                                                   ----       ----      ----

Net sales                                          100.0%      100.0%   100.0%
Cost of sales                                       63.3        63.5     64.1
                                                   -----       -----    -----
Gross margin                                        36.7        36.5     35.9

Selling and marketing                               23.3        20.0     16.1
General and administrative                           8.5         6.4      5.6
Research and development                             2.7         2.5      2.2
Depreciation and amortization                        6.2         5.1      4.8
                                                    ----        ----     ----

Income (loss) from operations                       (4.0)        2.5      7.3
Interest expense, net                                5.5         5.4      4.2
                                                    ----        ----     ----

Income (loss) before extraordinary loss and         (9.5)       (2.9)     3.1
income taxes
Provision (benefit) for income taxes                (2.1)       (0.0)     2.1

Extraordinary loss on extinguishment of debt        (0.4)       (0.8)     0.0
                                                    -----       -----    ----

Net income (loss)                                   (7.7)       (3.8)     1.0
                                                    =====       =====    ====

FISCAL 1999 COMPARED TO FISCAL 1998

            Net sales for fiscal 1999 increased $4,159,958, or 6.9%, to $64,273,410 for fiscal 1999 from $60,113,452 for fiscal 1998. The increase in net sales over the period was primarily due to the increase in sales by the Company's European operation. The Company's largest customer represented 15.7% of sales for fiscal 1999, as compared to 14.6% of sales for fiscal 1998.

            Cost of sales increased $2,494,081, or 6.5%, to $40,657,361 in fiscal 1999 from $38,163,280 in fiscal 1998. The increase over the periods was primarily the result of an increase in net sales. As a percentage of net sales, the cost of sales decreased slightly to 63.3% for fiscal 1999 as compared to 63.5% for fiscal 1998. The decrease as a percentage of net sales is attributable to a change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (voice access and personal audio), as well as higher retail sales verses OEM sales, which generate higher cost of sales.

            Selling and marketing expenses increased over the periods by $2,984,273, or 24.9%, to $14,993,624 from $12,009,351. As a percentage of net sales, selling and marketing expenses increased to 23.3% from 20.0%. The dollar increase and the increase as a percentage of net sales are due primarily to costs incurred relating to the introduction of the new PC voice access products and increased sales efforts in the European and United States markets.

            General and administrative expenses, which include the Company's corporate finance, human resources and administrative functions, increased over the periods by $1,599,936, or 41.5%, to $5,457,227 from $3,857,291. As a percentage of net sales, general and administrative expenses increased to 8.5% from 6.4%. The dollar increase and the increase as a percentage of net sales are due primarily to costs related to the merger, compensation expense on Common Stock sold to management and severance costs incurred by the Company in connection with the termination of three Company officers during fiscal 1999.

            Research and development expenses increased over the periods by $209,560, or 13.9%, to $1,716,705 from $1,507,145, primarily due to the increased investment in the development of new speaker and voice access products and the enhancement of current products.

            Depreciation increased over the periods by $500,859, or 53.1%, to $1,444,308 from $943,449. The increase was primarily the result of increased capital expenditures for tooling, molds, equipment and retail displays during fiscal 1999 and 1998.

            Amortization increased over the periods by $408,350, or 19.2%, to $2,537,674 from $2,129,324. This entire increase was the result of amortization of goodwill associated with the merger.

            Interest expense increased over the periods by $262,758, or 8.1%, to $3,516,553 from $3,253,795, primarily due to the increased borrowing on the Company's line of credit and because long term debt was not reduced until late in the fiscal year period.

            The benefit for income taxes was $1,370,471 for fiscal 1999, as compared to a provision for income taxes of $13,555 in fiscal 1998. The primary reason for the large benefit in fiscal 1999 was the pre-tax loss of $6,041,871.

            In fiscal 1999 there was an extraordinary loss of $270,754, net of a tax benefit of $77,841, which was due to the write off of debt issuance costs related to the extinguishment of debt on February 17, 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

            Net sales decreased $1,829,359, or 3.0%, to $60,113,452 for fiscal 1998 from $61,942,811 for fiscal 1997. The decrease in net sales over the period was primarily caused by the loss of one large OEM customer, which was partially offset by continued growth in the Company's North American and international retail businesses. The Company's largest customer represented 14.6% of sales for fiscal 1998, as compared to 14.7% for fiscal 1997.

            Cost of sales decreased $1,517,478, or 3.8%, to $38,163,280 in fiscal 1998 from $39,680,758 in fiscal 1997. As a percentage of net sales, cost of sales decreased to 63.5% for fiscal 1998 as compared to 64.1% for fiscal 1997. The decrease as a percentage of net sales is attributable to the aforementioned decrease in sales to one large OEM account, which had a higher cost of sales.

            Selling and marketing expenses increased over the periods by $2,040,779, or 20.5%, to $12,009,351 from $9,968,572, primarily due to the costs related to the introduction of new PC voice access products and efforts to replace lost sales of the Company's large OEM customer. As a percentage of net sales, selling and marketing expenses increased to 20.0% from 16.1%. The increase as a percentage of net sales is due primarily to costs incurred relating to the introduction of the new PC voice access products and increased sales efforts.

            General and administrative expenses increased over the periods by $408,803, or 11.9%, to $3,857,291 from $3,448,488, primarily due to costs associated with the Company's move to new corporate headquarters in Vancouver, Washington, in August 1997, communication expenses related to implementing a frame relay system between the Vancouver office and offices in the U.K. and Hong Kong, and legal expenses. As a percentage of net sales, general and administrative expenses increased over the periods to 6.4% from 5.6%. The increase as a percentage of net sales is due primarily to costs related to the corporate office move and legal expenses.

            Research and development expenses increased over the periods by $138,279, or 10.0%, to $1,507,145 from $1,368,866, primarily from increased new product development.

            Depreciation increased over the periods by $220,543, or 30.5%, to $943,449 from $722,906. The increase was primarily the result of increased capital expenditures for tooling, molds, equipment and retail displays during fiscal 1998.

            Interest expense increased over the periods by $643,224, or 24.6%, to $3,253,795 from $2,610,571, primarily due to the increased borrowing as a result of the Company's recapitalization in October 1997.

            The provision for income taxes decreased over the periods by $1,309,005, or 99.0%, to $13,555 from $1,322,560, primarily due to the loss of
$1,752,139 in fiscal 1998 as compared to income of $1,923,850 in fiscal 1997.

            In fiscal 1998 there was an extraordinary loss of $510,834, after tax benefit of $263,156, which was due to the write off of debt issuance costs and other costs related to the extinguishment of debt as a result of the Company's recapitalization in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 1999, the Company had $768,150 in cash and cash equivalents and working capital of $14,935,181. The working capital balance decreased primarily due to the decrease in inventories and increases in accounts payable and other current liabilities, which were partially offset by the increase in accounts receivable.

            Net cash provided by operating activities was $3,635,068 and $1,189,892 for 1999 and 1998, respectively. Operating activities used cash of $2,574,004 in 1997. The increase in net cash provided by operating activities in 1999 was largely due to the decrease in inventories and increases in accounts payable and accrued expenses, which were partially offset by the increase in accounts receivable.

            Net cash provided by investing activities was $2,155,625 for 1999, which was principally due to the proceeds from the sale of marketable securities purchased from Spacetec as part of the merger, and partially offset by capital expenditures and costs associated with the merger. Net cash used by investing activities was $1,536,872 and $743,116 for 1998 and 1997, respectively, which was caused by capital expenditures, including tooling and molds for new products and retail displays.

            Financing activities used $5,981,469 in 1999, principally for the repayment of long-term debt. Financing activities provided $1,263,526 and $3,045,867 in 1998 and 1997, respectively, which was the result of the Company's recapitalization in 1998 and the increase in short-term borrowing in 1997.

            In connection with the Company's recapitalization in October 1997 the Company obtained funds from a $27,000,000 term loan, a $6,000,000 subordinated note, and a $13,000,000 revolving line of credit. The revolving line of credit was reduced to $7,500,000 during fiscal 1999. On February 17, 1999, $7,000,000 was paid on the term loan as a result of the merger. Also in conjunction with the closing of the merger, a six-year promissory note in the principal amount of $1,065,000 was issued to the holders of Labtec common stock outstanding just prior to the time of the merger. The note is unsecured and accrues interest at the rate of 10% per year. Outstanding at March 31, 1999 was $19,250,000 on the term loan, $6,000,000 on the subordinated debt and $4,000,000 on the line of credit. At March 31, 1999, the term loan was accruing interest at the Eurodollar rate plus 3%, the subordinated note at 12% and the line of credit at the prime rate plus 1.5%.

            Capital expenditures were $1,437,498, $1,473,142 and $743,116 in
1999, 1998 and 1997, respectively. These capital expenditures were primarily for the purchase of tooling and molds, retail displays and equipment.

            The Company believes that its existing cash and revolving line of credit, together with future funds from operations, will satisfy its need for working capital and other cash requirements.

INFLATION AND SEASONALITY

            Inflation has not had any significant adverse effects on the Company's business and the Company does not believe it will have any significant effect on its future business. The Company's business is seasonal, with slightly greater sales in the second and third fiscal quarters, preceding and during the Christmas season.

YEAR 2000 ISSUES

            The year 2000 issue is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

            The Company has completed its assessment of its information systems which support business applications and has completed the process of modifying or replacing those portions of the software that were required.

            The assessment of products sold to customers has also been completed. No date-sensitive devices or applications are included in the Company's products, and no risk relating to Year 2000 is considered to exist regarding the functionality of the Company's products. However, since some of the Company's products are intended to be used in conjunction with other hardware and applications through third-party suppliers, there can be no assurance that the users of these products will not experience Y2K problems as a result of the integration of the Company's products with non-compliant Y2K products of such third-party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the lack in such products of any date-related processing of the hardware or driver software.

            The Company also is assessing the readiness of its key suppliers and business partners to determine whether the products obtained by it from such vendors are Y2K complaint. Its vendors are under no contractual obligation to provide such information to the Company.

            Based on the information available and compliance measures implemented by the Company to date, the Company believes it will be able to complete its Y2K compliance review and make necessary modifications by the end of 1999.

            The costs associated with required modifications to become Y2K compliant has not been and is not expected to be material to the Company's result of operations, liquidity and financial condition. The Company estimates that it has incurred, and will incur, a total of approximately $50,000 for its Y2K readiness programs.

            The above statements contain certain risks and uncertainties. These risks and uncertainties could include risk of unidentified bugs in the source code of prepackaged or custom software, misrepresentation of third-party vendors, unidentified dependency upon a system that is not Y2K ready, unidentified non-IT systems, or misdiagnosed Y2K readiness in existing systems. Although the Company believes that its efforts described above have significantly reduced the risk that Year 2000 issues could significantly interrupt the Company's normal business operations or adversely affect the performance of the Company's products, due to general uncertainty inherent in the Year 2000 problem and in particular about the readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

            From time to time, the Company, through its management, may make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, marketing initiatives, corporate alliances, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

            The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. These factors include, but are not limited to: business conditions and growth in the personal computer and workstation industries and general economies, both domestic and international; dependence on a limited number of retail customers; dependence on a limited number of source suppliers; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customers' inventory levels; competitive factors, including increased competition, new product offerings by competitors and pricing pressures; changes in product mix; dependency on proprietary technology; technological difficulties and resource constraints encountered in developing new products; product shipment interruptions and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

            The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to re-evaluate such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

            None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------




LABTEC INC.
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Labtec Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Labtec Inc. and its subsidiaries (the Company) at March 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Portland, Oregon
May 21, 1999



LABTEC INC.
CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------



                                                                                                     MARCH 31,
                                                                                 ------------------------------------------
                                               ASSETS                                  1998                     1999
                                                                                 -------------------       ----------------

Current assets:
   Cash                                                                            $      988,417          $       768,150
   Accounts receivable, net                                                            13,548,320               17,889,858
   Interest and other receivables                                                          19,790                  211,468
   Income taxes receivable                                                                      -                  594,973
   Inventories                                                                         12,664,421               10,661,758
   Prepaid expenses                                                                             -                  160,523
   Current deferred income taxes                                                          337,477                  829,713
                                                                                   --------------          ---------------
        Total current assets                                                           27,558,425               31,116,443

Property and equipment, net                                                             2,190,910                2,329,880
Noncurrent deferred income taxes                                                        1,591,552                1,892,850
Noncompete agreement                                                                      361,800                        -
Debt issuance costs                                                                     2,614,880                1,983,637
Other noncurrent assets                                                                   117,116                  253,535
Goodwill, net                                                                           1,767,522                9,392,044
                                                                                   --------------          ---------------
                                                                                   $   36,202,205          $    46,968,389
                                                                                   --------------          ---------------
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Lines of credit                                                                 $    2,500,000          $     4,000,000
   Current portion of long-term debt                                                      625,000                        -
   Accounts payable                                                                     3,644,113                8,491,828
   Income taxes payable                                                                   270,925                        -
   Accrued payroll and benefits                                                           125,645                1,588,855
   Accrued interest                                                                       202,260                  223,214
   Other accrued expenses                                                                 646,054                1,877,365
                                                                                   --------------          ---------------
        Total current liabilities                                                       8,013,997               16,181,262

Long-term debt                                                                         31,985,988               26,086,184
                                                                                   --------------          ---------------
                                                                                       39,999,985               42,267,446
                                                                                   --------------          ---------------
Commitments and contingencies (Notes 5, 6 and 10)
Shareholders' equity (deficit):
   Preferred stock, par value $.01, 34,000 and 1,000,000 shares authorized
        and no shares outstanding at March 31, 1998 or 1999                                     -                        -
   Common stock, par value $.01, 35,000,000 and 25,000,000 shares authorized, 25,164,720, and 6,903,598 shares issued and outstanding
        at March 31, 1998 and 1999                                                        251,647                   69,036
Additional paid-in capital                                                              5,942,139               20,551,252
Stock subscription receivable                                                            (134,554)                 (25,688)
Accumulated deficit                                                                    (9,857,012)             (15,864,166)
Accumulated other comprehensive income (loss):
   Cumulative foreign currency translation to adjustment                                        -                  (29,491)
                                                                                   --------------          ---------------
                                                                                       (3,797,780)               4,700,943
                                                                                   --------------          ---------------
                                                                                   $   36,202,205          $    46,968,389
                                                                                   --------------          ---------------


   The accompanying notes are an integral part of these financial statements.

LABTEC INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------




                                                                                   YEAR ENDED MARCH 31,

                                                                        1997               1998               1999
                                                                   --------------      ------------   ---------------

Net sales                                                          $   61,942,811     $ 60,113,452    $   64,273,410
Cost of sales                                                          39,680,758       38,163,280        40,657,361
                                                                   --------------     ------------    ---------------
Gross profit                                                           22,262,053       21,950,172        23,616,049
                                                                   --------------     ------------    ---------------

Operating expenses:
   Selling and marketing                                                9,968,572       12,009,351        14,993,624
   General and administrative                                           3,448,488        3,857,291         5,457,227
   Research and development                                             1,368,866        1,507,145         1,716,705
   Depreciation                                                           722,906          943,449         1,444,308
   Amortization of goodwill                                             1,767,524        1,767,524         2,175,874
   Amortization of noncompete agreement                                   482,400          361,800           361,800
                                                                   --------------     ------------    ---------------
                                                                       17,758,756       20,446,560        26,149,538
                                                                   --------------     ------------    ---------------

Income (loss) from operations                                           4,503,297        1,503,612        (2,533,489)

Interest expense, net                                                   2,610,571        3,253,795         3,516,553
Other nonoperating (income) expense                                       (31,124)           1,956            (8,171)
                                                                   --------------     ------------    ---------------

Income (loss) before extraordinary loss and income taxes                1,923,850       (1,752,139)       (6,041,871)

Provision (benefit) for income taxes                                    1,322,560           13,555        (1,370,471)
                                                                   --------------     ------------    ---------------

Income (loss) before extraordinary loss                                   601,290       (1,765,694)       (4,671,400)

Extraordinary loss on extinguishment of debt, less applicable
   income tax benefit of $263,156 and $77,841, respectively                     -         (510,834)         (270,754)
                                                                   --------------     ------------    ---------------

Net income (loss)                                                  $      601,290     $ (2,276,528)   $   (4,942,154)
                                                                   ==============     ============    ===============

Net income (loss) per share before extraordinary loss
   Basic                                                           $         0.24     $     (0.50)    $        (0.94)
                                                                   ==============     ============    ===============

   Diluted                                                         $         0.16     $     (0.50)    $        (0.94)
                                                                   ==============     ============    ===============

Net income (loss) per share
   Basic                                                           $         0.24     $     (0.64)    $        (0.99)
                                                                   ==============     ============    ===============

   Diluted                                                         $         0.16     $     (0.64)    $        (0.99)
                                                                   ==============     ============    ===============

Comprehensive income (loss):

Net income (loss)                                                  $      601,290     $(2,276,528)    $   (4,942,154)

Change in cumulative translation adjustment                                     -                -           (29,491)
                                                                   --------------     ------------    ---------------

Comprehensive income (loss)                                        $      601,290     $(2,276,528)    $   (4,971,645)
                                                                   ==============     ============    ===============



   The accompanying notes are an integral part of these financial statements.



LABTEC INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                ACCUMULATED
                                                                        ADDITIONAL   COMMON       OTHER
                           PREFERRED STOCK           COMMON STOCK        PAID-IN      STOCK    COMPREHENSIVE  ACCUMULATED
                           SHARES    AMOUNT       SHARES      AMOUNT     CAPITAL   SUBSCRIPTION    INCOME        DEFICIT     TOTAL
                           ------    -------      ------      ------     -------   ------------   -------     -----------    -----

Balance at March 31, 1996  34,000   $2,500,000      78,986 $     790   $7,886,810   $(170,902) $      -   $(4,189,401) $ 6,027,297
                          --------  ----------  ---------- ---------   ----------   ---------- --------   ------------ -----------
Compensation expense on
   stock options granted                                                   37,000                                           37,000

Net income                                                                                                    601,290      601,290
                          --------  ----------  ---------- ---------   ----------   ---------- --------   ------------ -----------
Balance at March 31, 1997  34,000    2,500,000      78,986       790    7,923,810    (170,902)        -    (3,588,111)   6,665,587

Payments on common stock
   subscription                                                                        36,348                               36,348

Preferred stock dividend                                                                                     (435,314)    (435,314)

Preferred stock converted
   to common stock        (34,000)  (2,500,000)     34,000       340    2,499,660                                                -

Compensation expense on
   stock options granted                                                   73,000                                           73,000

Exercise of warrant
   (including cancellation
   of "put" rights)                                  5,319        53    1,901,884                                        1,901,937

Exercise of stock options                           18,728       187    1,872,613                                        1,872,800
8.5823 to 1 stock split                          1,039,436    10,394      (10,394)                                               -

Repurchase and retirement
   of common stock                              (1,017,659)  (10,176) (14,260,573)                         (3,557,059) (17,827,808)

Issuance of common stock                         1,049,426    10,494    5,900,094                                        5,910,588

Issuance of shares to
   subordinated debt holder                         50,000       500      281,110                                          281,610

20 to 1 stock split                             23,906,484   239,065     (239,065)                                               -

Net loss                                                                                                   (2,276,528)  (2,276,528)
                          --------  ----------  ---------- ---------   ----------   ---------- --------   ------------ -----------
Balance at March 31, 1998       -            -  25,164,720   251,647    5,942,139    (134,554)             (9,857,012)  (3,797,780)

Repurchase and retirement
   of common stock                              (1,217,240)  (12,172)    (182,929)    134,554                              (60,547)

Translation adjustment                                                                          (29,491)                   (29,491)

Issuance of common stock
   to management                                 1,031,919    10,319    1,061,525     (25,688)                           1,046,156

Reduction to common stock
   outstanding related to
   merger (Note 2)                             (11,133,149) (111,331)     111,331                                                -

Issuance of shares for
   Spacetec IMC
   Corporation acquisition                       6,846,857    68,468   12,735,409                                       12,803,877

Common stock issued for
   the Spacetec employee
   stock purchase plan                              18,000       180        3,390                                            3,570

Dividend declared to former
   Labtec owners                                                                                           (1,065,000)  (1,065,000)

Stock options granted to
   Spacetec employees                                                     742,312                                          742,312

1 for 3 stock split                            (13,807,509) (138,075)     138,075                                                -

Net loss                                                                                                   (4,942,154)  (4,942,154)
                          --------  ----------  ---------- ---------   ----------   ---------- --------   ------------ -----------
Balance at March 31, 1999       -   $        -   6,903,598 $  69,036  $20,551,252   $ (25,688) $(29,491) $(15,864,166) $ 4,700,943
                          ========  ==========  ========== =========  ===========   ========== ========  ============= ===========

   The accompanying notes are an integral part of these financial statements.


LABTEC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                                                   YEAR ENDED MARCH 31,

                                                                                      1997               1998            1999
                                                                                 -------------      ------------     ------------

Cash flows from operating activities:
   Net income (loss)                                                             $     601,290      $  (2,276,528)    $(4,942,154)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation                                                                     722,906            943,449       1,444,308
      Amortization of goodwill                                                       1,767,524          1,767,524       2,175,874
      Amortization of noncompete agreement                                             482,400            361,800         361,800
      Amortization of debt issuance costs                                              619,854            474,857         382,649
      Change in deferred income taxes                                                 (304,640)          (349,932)       (793,534)
      Loss on disposal of assets                                                             -              1,200               -
      Compensation expense on common stock sold to management                                -                  -         780,844
      Compensation expense on stock options granted                                     37,000             73,000               -
      Write-off of debt issuance costs                                                       -            296,468         348,595
      Write-off of unamortized discount on refinanced subordinated debt                      -            307,185               -
   Changes in current assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                              456,467         (3,143,437)     (3,084,495)
      Interest and other receivables                                                   (13,604)             4,585          46,770
      Inventories                                                                   (7,080,728)         3,432,747       2,724,429
      Income taxes receivable                                                                -                  -        (594,973)
      Prepaid expenses                                                                       -                  -          31,906
      Accounts payable                                                                (232,847)          (272,573)      3,224,665
      Accrued interest                                                                 126,494             75,766          20,954
      Accrued payroll and other expenses                                               388,744           (533,336)      1,792,345
      Income taxes payable                                                            (144,864)            27,117        (284,915)
                                                                                 -------------   ----------------  --------------

Net cash (used for) provided by operating activities                                (2,574,004)         1,189,892       3,635,068
                                                                                 -------------   ----------------  --------------

Cash flows from investing activities:

   Costs associated with purchase of Spacetec                                                -                  -      (1,633,250)
   Capital expenditures                                                               (743,116)        (1,473,142)     (1,437,498)
   Other assets                                                                              -            (63,730)         19,962
   Proceeds from sale of securities purchased from Spacetec                                  -                  -       5,206,411
                                                                                 -------------   ----------------  --------------

Net (cash used) provided by investing activities:                                     (743,116)        (1,536,872)      2,155,625
                                                                                 -------------   ----------------  --------------

Cash flows from financing activities:
   Net increase in short-term credit facility                                                -          2,500,000       1,500,000
   Net increase (decrease) in short-term borrowing facility                          5,672,671        (15,672,671)              -
   Proceeds from issuance of long-term debt                                                  -         33,000,000               -
   Repayments of long-term debt                                                     (2,375,000)        (5,750,000)     (7,589,804)
   Debt issuance costs                                                                (251,804)        (2,820,417)       (100,000)
   Proceeds from exercise of stock options and warrants                                      -          2,322,800               -
   Repurchase and cancellation of common stock                                               -        (17,827,808)        (60,547)
   Proceeds from issuance of common stock                                                    -          5,910,588           3,570
   Preferred stock dividend                                                                  -           (435,314)              -
   Payments on common stock subscription                                                     -             36,348         265,312
                                                                                 -------------   ----------------  --------------

Net cash provided by (used in) financing activities                                  3,045,867          1,263,526      (5,981,469)
                                                                                 -------------   ----------------  --------------

Effect of foreign currency on cash                                                           -                  -         (29,491)

Net increase (decrease) in cash                                                       (271,253)           916,546        (220,267)

Cash at beginning of year                                                              343,124             71,871         988,417
                                                                                 -------------   ----------------  --------------

Cash at end of year                                                              $      71,871   $        988,417  $      768,150
                                                                                 =============   ================  ==============

   The accompanying notes are an integral part of these financial statements.

                                      -24

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.          Summary of Operations and Significant Accounting Policies

            LEI Holdings, Inc. was formed June 24, 1994 to acquire, own and operate Labtec Enterprises, Inc. (Labtec) and its wholly owned subsidiary, Labtec Electronics (HK) Limited, located in Hong Kong. In 1996, LEI Holdings, Inc. incorporated a new subsidiary under Labtec Enterprises, Inc. in Windsor, Great Britain (Labtec Enterprises UK Limited) to facilitate sales on the European continent. On October 6, 1997 Labtec merged with LEI Holdings, Inc., with LEI Holdings being the survivor, in conjunction with a recapitalization transaction through which it refinanced its debt and obtained new equity capital and repurchased a significant portion of its previously outstanding equity interests (approximately 86.5%) (the Recapitalization) (see Notes 5 and 8). Labtec was dissolved and LEI Holdings, Inc. changed its name to Labtec Enterprises, Inc. On October 7, 1997 Labtec Enterprises, Inc. consummated the Recapitalization and changed its name to Labtec Inc. (the Company). The accompanying consolidated financial statements reflect the financial position and results of operations of Labtec Inc. and its subsidiaries. On February 17, 1999, Labtec, Inc. acquired Spacetec IMC Corporation (Spacetec). See Note 2.

            The Company designs, manufactures and distributes multimedia computer peripheral products. Its worldwide customers include original computer equipment manufacturers, distributors and retailers. The Company's products are manufactured by various factory suppliers located in Asia and are imported to the Company's headquarters in Vancouver, Washington and to warehouses in Great Britain, the Netherlands and Canada for distribution.

            The principal accounting policies followed by Labtec Inc. and its subsidiaries in maintaining their financial records and preparing these consolidated financial statements are as follows:

            PRINCIPLES OF CONSOLIDATION
            The accompanying financial statements include the accounts of the Company, as well as all of the accounts of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

            REVENUE RECOGNITION
            Revenues are recognized upon shipment of the Company's products, net of an estimated allowance for sales returns. Gross revenues from one customer were $9.1 million, $8.8 million and $10.1 million for the years ended March 31, 1997, 1998 and 1999, respectively, while revenues from another customer were $7.4 million for the year ended March 31, 1997. Each of these revenue amounts accounted for more than 10% of consolidated sales for the respective period.

            FAIR VALUE OF FINANCIAL INSTRUMENTS
            The recorded amounts of cash, accounts receivable, accounts payable, notes payable, and accrued liabilities as presented in the financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value because actual interest rates approximate current competitive rates.

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






1.          SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)


            ACCOUNTS RECEIVABLE
            Accounts receivable are net of allowances for doubtful accounts and for sales returns. The allowance for doubtful accounts was $89,736 and $937,990 at March 31, 1998 and 1999, respectively. The allowance for returns of merchandise was $578,067 and $505,153 at March 31, 1998 and 1999, respectively. At March 31, 1998 and 1999, 10%, and 18%, respectively, of receivables were from one customer.

            CONCENTRATION OF CREDIT RISK
            The Company is subject to credit risk primarily from its accounts receivable. The Company mitigates its credit risk on receivables by control procedures to monitor the credit worthiness of its customers and utilization of credit limits. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivable are directly associated with the results of the technology industry.

            INVENTORIES
            Inventories are stated at the lower of landed cost (first-in, first-out method) or market. Landed cost includes the cost of merchandise, freight, duty and handling fees.

            FURNITURE AND EQUIPMENT
            Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method for financial reporting purposes and on an accelerated method for tax purposes over estimated useful lives ranging from three to seven years. Depreciation expense for the years ended March 31, 1997, 1998 and 1999 was $722,906, $943,449 and
            $1,444,308, respectively.

            Repair and maintenance costs are expensed as incurred.

            DEBT ISSUANCE COSTS
            Debt issuance costs, including bank fees of $1,608,545 and other transaction fees relating to the Company's debt of $1,211,872, are included in debt issuance costs and represent all costs and fees incurred to obtain bank financing for the refinancing of debt in October 1997 (see Notes 5 and 8). These costs are being amortized over the term of the related debt. Debt issuance costs of $296,468 related to financing arrangements prior to the Recapitalization were written off and included in extraordinary loss on extinguishment of debt in October 1997 and are included in the extraordinary loss on extinguishment of debt. Debt of $5 million was paid off on February 17, 1999. As such, debt issuance costs of $348,595 were written off and included in extraordinary loss on extinguishment of debt in fiscal 1999. Amortization expense for fiscal years 1997, 1998 and 1999 was $197,864, $285,695 and $382,649, respectively, and is included in interest expense.

            GOODWILL AND OTHER INTANGIBLE ASSETS
            Costs in excess of the fair value of the net tangible assets of Labtec acquired in fiscal 1995 consist primarily of goodwill associated with product trade names originally recorded at $8,837,618 and a $3,350,000 noncompete agreement with the former owner. Goodwill is being amortized using the straight-line method over 5 years, which represents the estimated lives of the underlying product

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






1.          SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)


            GOODWILL AND OTHER TANGIBLE ASSETS (CONTINUED) trade names. The noncompete agreement is being amortized using the double-declining balance method over the agreement's life of 5 years to reflect management's belief that the noncompete provision has more value in the earliest years of the noncompete period. Amortization expense recognized related to this goodwill was $1,767,524 for each of the years ended March 31, 1997, 1998 and 1999. Amortization expense recognized related to the noncompete agreement was $482,400, $361,800 and $361,800 for the years ended March 31, 1997, 1998 and 1999, respectively.

            Cost in excess of the fair value of tangible assets of Spacetec acquired in fiscal 1999 (Note 2) consisted of goodwill associated primarily with the existing technology acquired and was recorded at $7,557,529. Direct costs of acquisition totaled $2,242,867. These costs have also been capitalized as part of cost in excess of fair value of tangible assets acquired. Amortization expense recognized related to this goodwill was $408,350 in fiscal 1999.

            Periodically, the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the fair value and the carrying value of the intangible assets. The Company has not recorded any provision related to impairment of intangible assets.

            DISCOUNT ON SUBORDINATED DEBT
            In connection with the Recapitalization, the Company issued 184,769 shares of common stock to a subordinated lender and recorded the $281,610 of fair value of these shares as a discount on the face amount of the debt. This non-cash transaction is excluded from the accompanying statement of cash flows. The discount is being amortized using the effective interest method over eight years, which is the life of the subordinated note. Amortization during fiscal 1998 and fiscal 1999 aggregated $17,598 and $35,196, respectively.

            STOCK SUBSCRIPTION RECEIVABLE
            In fiscal year 1995 the Company issued 56,250 shares of common stock to the Company's president in exchange for a note aggregating $177,300. This note receivable has been recorded as a reduction to shareholders' equity. During fiscal year 1999, the unpaid balance of $134,554 was forgiven.

            During fiscal year 1999, the Company sold shares of common stock to certain members of management for a note aggregating $25,688. This note receivable has been recorded as a reduction of shareholders' equity.

            RESEARCH AND DEVELOPMENT COSTS
            Research and development costs are expensed as incurred.

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.          SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)


            ADVERTISING EXPENSES
            The Company expenses advertising costs when incurred. Total advertising expenses for the years ended March 31, 1997, 1998 and 1999 were $615,102, $818,984 and $781,711, respectively.

            INCOME TAXES
            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), ACCOUNTING FOR INCOME TAXES. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax bases of assets and liabilities. In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates.

            FOREIGN CURRENCY TRANSLATION
            The financial statements and transactions of the Company's foreign subsidiary are maintained in their functional currency and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. The translation adjustments for 1998 and 1997 were not significant.

            EARNINGS PER SHARE
            In fiscal year 1998 the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), EARNINGS PER SHARE. FAS 128 requires a dual presentation of basic and diluted earnings per share
            (EPS). Basic EPS is computed by dividing net income (loss) by the weighted-average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. Prior periods have been restated to conform to SFAS No. 128. All amounts below and earnings per share amounts in the statement of operations are calculated after retroactively considering the stock splits that occurred during fiscal 1998 and 1999, and the conversion of Labtec shares as discussed in Note 2.

            The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted (loss) earnings per share (in thousands, except per share amounts).


                                                            FISCAL 1999
                                    --------------------------------------------
                                        INCOME         AVERAGE       PER SHARE
                                        (LOSS)         SHARES         AMOUNT
                                    ------------    -------------  -------------
Loss before extraordinary item        $  (4,671)        4,987      $       (.94)
Extraordinary loss, net of tax             (271)        4,987              (.05)
                                    -----------                     ------------
Loss per common share                    (4,942)        4,987              (.99)
Effect of dilutive securities:
      Stock options                           -             -                 -
                                    -----------     ------------   -------------
Loss per share-assuming dilution      $  (4,942)        4,987      $       (.99)
                                    ===========     ============   =============

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.         SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           EARNINGS PER SHARE (CONTINUED)

                                                         FISCAL 1998
                                          --------------------------------------
                                             INCOME       AVERAGE      PER SHARE
                                             (LOSS)       SHARES        AMOUNT
                                          ----------   ----------     ----------
Loss before extraordinary item             $  (1,766)       3,540      $  (.50)
Extraordinary loss, net of tax                  (511)       3,540         (.14)
                                          ----------                  ----------
Loss per common share                         (2,277)       3,540         (.64)
Effect of dilutive securities:
      Stock options                                -            -         -
                                          ----------   ----------     ----------
Loss per share-assuming dilution           $  (2,277)       3,540      $  (.64)
                                          ==========   ==========     ==========



                                                         FISCAL 1997
                                          --------------------------------------
                                             INCOME       AVERAGE    PER SHARE
                                             (LOSS)       SHARES       AMOUNT
                                          ------------ -----------  ----------
Income before extraordinary item          $     601         2,506     $    .24
Extraordinary loss, net of tax                    -             -           -
                                          ---------                    ---------
Income per common share                         601         2,506          .24
Effect of dilutive securities:
      Stock options                                           138         (.01)
      Assumed conversion of preferred stock                 1,079         (.07)
                                          ---------      --------      ---------
Income per share-assuming dilution        $     601         3,723     $    .16
                                          =========      ========      =========

            DERIVATIVE FINANCIAL INSTRUMENTS
            In June 1998 the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective beginning with the Company's fiscal year ended March 31, 2001, and will require the Company to record all derivative instruments at fair value on its balance sheet. The Company has not elected to adopt the statement early, and does not expect the standard to have a material effect on the Company's financial position or results of operations upon adoption.

            COMPREHENSIVE INCOME
            The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of April 1, 1998. Comprehensive income is defined by SFAS No. 130 as the changes in equity of a business enterprise during a period that results from transactions and other economic events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders. Consequently, the Company has reported its Foreign Currency Translation Adjustment, as required by SFAS No. 130, as comprehensive income in the appropriate consolidated financial statements presented herein.

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.          SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)


            SEGMENT REPORTING
            The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company does not have separate operating segments which meet the requirements for SFAS No. 131 disclosure. The Company does sell its products internationally. Sales to Europe and Asia were as follows:


                                            YEAR ENDED MARCH 31,
                                  ----------------------------------------------
                                      1997            1998            1999
                                  -------------    ------------     -----------
Europe                            $   9,276,696    $  9,560,990     $13,396,516
Asia                              $   1,200,926    $  1,168,453     $   769,772

            RELATED PARTIES
            The former controlling shareholders of the Company provided certain management services for which they charged a monthly fee of approximately $14,500 for April 1998 through September 1998 (prior to the Recapitalization - Note 8) and for the year ended March 31, 1997. The new majority shareholders charge an annual management services fee of $500,000, of which $250,000 and $500,000 was charged during fiscal 1998 and fiscal 1999, respectively, and $250,000 and $750,000 remained payable at March 31, 1998 and 1999, respectively.

            RECLASSIFICATIONS
            Certain prior year amounts have been reclassified to conform with the 1999 presentation. Such reclassifications had no impact on net income or shareholders' equity.

            USE OF ESTIMATES
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgements made by the Company include items such as the collectibility of accounts receivable; the level of sales returns; realizability of inventories and realizability of intangible assets and deferred income tax assets.

2.          PURCHASE OF SPACETEC IMC CORPORATION

            Effective February 17, 1999, Labtec merged with Spacetec IMC Corporation, a publicly traded company. Spacetec is involved in the development, manufacture and distribution of three-dimensional (3D) input controller devices for the PC and workstation marketplace used in both CAD/CAM industrial applications and in consumer electronic games. The merger called for issuance of 0.55430739 of Spacetec common shares for each Labtec common share outstanding. As a result

                                       -30

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






2.          PURCHASE OF SPACETEC IMC CORPORATION (CONTINUED)

            of the merger, Labtec shareholders acquired 67% of Spacetec and therefore, Labtec has accounted for the transaction as a purchase of Spacetec in a "reverse acquisition."

            The acquisition of Spacetec for 6,846,857 common shares valued at $12.8 million has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of Spacetec's liabilities and include its operating results from the date of the acquisition.

            The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.


Purchase price                                                    $ 12,803,877
Fair value of tangible assets acquired                              (8,527,876)
Liabilities assumed                                                  2,539,216
Fair value of options granted to Spacetec employees                    742,312
Direct costs of acquisition                                          2,242,867
                                                                  ------------

Excess of purchase price over fair value of tangible assets          9,800,396
                                                                  ============

            The excess of purchase price over fair value of tangible assets acquired is being amortized over a useful life of three years.

            The following unaudited pro forma information presents the results of the Company's operations assuming the Spacetec acquisition occurred at the beginning of each period presented (in thousands, except per share data):


                                                       YEAR ENDED MARCH 31,
                                                       1999             1998
                                                   ----------       ---------
                                                            (UNAUDITED)

Net sales                                          $  70,411       $    66,704
Net loss                                             (11,424)           (8,351)
Net loss per share:
   Basic and diluted                                   (2.29)            (2.36)

            The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Spacetec acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

            In conjunction with the closing of the merger, Spacetec issued a six year promissory note in the principal amount of $1,065,000 payable to the holders of Labtec common stock outstanding just prior to the time of the merger. This transaction was accounted for as a dividend distribution. This note is unsecured and accrues interest at the rate of 10% per year.

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






2.          PURCHASE OF SPACETEC IMC CORPORATION (CONTINUED)

            In conjunction with the acquisition, the Company accrued costs associated with closing of certain acquired facilities and severance payments to terminate employees of the acquired company. The following table presents the activity in the related accrued liabilities:


                                            FACILITY
                                             CLOSURE        EMPLOYEE
                                              COSTS         SEVERANCE     TOTAL
                                            ----------    ----------  ----------
Balance at March 31, 1998                    $       -    $        -  $        -
Additions                                      426,000       872,658   1,298,658
Payments in fiscal 1999                              -             -           -
                                             ---------    ----------  ----------

Balance at March 31, 1999                      426,000       872,658   1,298,658
                                             =========    ==========  ==========

            These items are included in accrued payroll costs and other accrued liabilities in the accompanying balance sheet.


3.          INVENTORIES

            Inventories represent merchandise produced for the Company by foreign factories subcontracted by the Company. Of the total inventories, $716,715 and $2,169,918 was in transit at March 31, 1998 and 1999, respectively. In 1998, the Company took title upon shipment. During 1999, the Company began taking title upon receipt.


4.          PROPERTY AND EQUIPMENT

            Property and equipment consist of:


                                                              MARCH 31,
                                                   1998                1999
                                                 -------------    ------------
Leasehold improvements                           $     238,948    $    238,948
Tooling and molds                                    1,676,727       2,328,602
Furniture and equipment                              1,381,983       1,878,998
Retail displays                                      1,093,227       1,526,915
                                                 -------------    ------------
                                                     4,390,885       5,973,463

Less accumulated depreciation and amortization      (2,199,975)     (3,643,583)
                                                 -------------    ------------
                                                 $   2,190,910    $  2,329,880
                                                 =============    ============

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.          BORROWINGS

            In connection with the Recapitalization in October of 1997, the Company repaid its $16.5 million revolving line of credit and subordinated notes with funds obtained from a $27 million term note, a $6 million subordinated note, and a $13 million revolving line of credit with other lenders. A termination fee of $170,337 related to the old credit line is included in the extraordinary loss on extinguishment of debt. At March 31, 1998 and 1999, $2.5 million and $4 million, respectively, was outstanding on the Company's lines of credit. At March 31, 1998, $2,000,000 and $500,000 of the outstanding amount was accruing interest at the EURODOLLAR rate plus 2.5% and at the prime rate plus 1.5%, respectively. At March 31, 1999, the outstanding amount was accruing interest at the prime-rate plus 1.50%. The line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term note, subordinated note, and line of credit were $2,820,417 and have been recorded in debt issuance costs (see Note 1). The current line of credit agreement expires in October of 2002.

            Long-term debt consists of:


                                                                           MARCH 31,
                                                                  1998                 1999
                                                              --------------       ------------
Bank note payable with varying quarterly payments,                26,875,000         19,250,000
   interest at the bank's Eurodollar rate plus 3%, (8% at
   March 31, 1999), with the final payment due September
   30, 2004 secured by the Company's assets                   $                    $
Bank subordinated note payable (net of $264,012 and
   $228,816 discount at March 31, 1998 and 1999,
   respectively) at 12%, with principal due October 1, 2005        5,735,988          5,771,184
Note payable to former Labtec shareholders; interest at
   10%, with principal due at February 17, 2005 (Note 2)                   -          1,065,000
                                                              --------------       ------------
                                                                  32,610,988         26,086,184

Less amounts payable in one year                                    (625,000)                 -
                                                              --------------       ------------
Total long-term debt                                          $   31,985,988       $ 26,086,184
                                                              ==============       ============


            In fiscal year 1995, under the terms and conditions of the subordinated note payable agreement, the Company issued warrants to purchase 168,750 shares of Class A common stock to the lender at an exercise price of $2.67 per share for nominal consideration of $200. The aggregate exercise price of the warrants was $450,000. The estimated fair value of the warrants of $1,451,937 was recorded as redeemable warrants and as a discount to long-term debt. The warrant holder had certain "put" rights that would require the Company to repurchase the warrants at a price to be determined on the date the warrants are put to the Company. These warrants were exercised and converted into common stock in conjunction with the Recapitalization discussed in Note 8, and the $1,451,937 was reclassified as additional paid-in capital. The reclassification of the fair value of the warrants has been excluded from the accompanying consolidated statement of cash flows.

            Debt discount amortization expense for the years ended March 31, 1997, 1998 and 1999 was $420,090, $189,162 and $35,196,
            respectively. The discount on the new subordinated note payable is being amortized over the life of the note. These amounts were recorded as part of interest expense in the consolidated statement of operations. The unamortized balance of $307,185 on the old debt was written off during fiscal 1998 concurrent with the Recapitalization and is included in the extraordinary loss on extinguishment of debt.

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



5.          BORROWINGS (CONTINUED)

            The bank line of credit agreement and long-term debt agreements are subject to certain restrictive covenants. The Company was in compliance with these covenants for all periods presented in the accompanying financial statements.

            Interest payments for the years ended March 31, 1997, 1998 and 1999 were $1,886,319, $2,758,083 and $3,159,745, respectively.

            Principal repayments of the long-term debt are required as follows:


FISCAL YEAR
      2000                                            $             -
      2001                                                  1,250,000
      2002                                                  2,250,000
      2003                                                  3,500,000
      2004                                                  9,750,000
      Thereafter                                            9,565,000
      Less debt discount                                     (228,816)
                                                      ---------------
                                                      $    26,086,184
                                                      ===============

6.          EMPLOYEE BENEFITS

            The Company has a defined contribution profit sharing plan for its employees who meet certain requirements of age and length of service. Employees may voluntarily contribute up to a maximum of 20% of their annual compensation to the plan. In fiscal year 1997, the Company matched 50% of the employee contributions up to a maximum of 5%. For the years ended March 31, 1997, 1998 and 1999, matching contributions for eligible employees amounted to $91,583, $56,212 and $0, respectively.

            Discretionary bonuses of $700,700, $175,485 and $140,584 were awarded to employees for the years ended March 31, 1997, 1998 and 1999, respectively.

7.          INCOME TAXES

            The income tax provision (benefit) consists of the following:


                                           FISCAL YEAR ENDED MARCH 31,

                                       1997           1998             1999
                                   ------------   ------------  ----------------
Current tax expense (benefit)      $ 1,627,200    $   363,487     $   (576,936)
Deferred tax benefit                  (304,640)      (349,932)        (793,535)
                                   -----------    -----------   ----------------
                                   $ 1,322,560    $    13,555     $ (1,370,471)
                                   ===========    ===========   ================

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






7.          INCOME TAXES (CONTINUED)

            Deferred tax assets are comprised of the following:

                                                        MARCH 31,
                                                  1998                1999
                                            --------------     --------------
Nondeductible accruals and allowances       $      273,004     $      652,475
Capitalized inventory costs                         64,473            177,238
Property and equipment depreciation                283,193            535,764
Intangibles                                      1,308,359          1,357,086
Research and experimentation credits                     -            522,558
Net operating loss carryforward                          -          2,985,834
                                            --------------     --------------
Gross deferred tax asset                         1,929,029          6,230,955

Valuation allowance                                      -         (3,508,392)
                                            --------------     --------------
Net deferred tax assets                     $    1,929,029     $    2,722,563
                                            ==============     ==============

            The net increase in the valuation allowance for fiscal year 1999 of $3,508,392, relates to the net operating loss carryforwards and research and experimentation credits resulting from the acquisition of Spacetec in fiscal year 1999. The Company's net operating loss carryforwards aggregate approximately $8.8 million at March 31, 1999 and expire in 2012 - 2014. The utilization of the Spacetec net operating loss carryforwards is limited to approximately $600,000 per year for income tax purposes. The credit carryforwards are also limited to taxable earnings of Spacetec and expire in 2012 and 2013. As of March 31, 1999, a valuation allowance has been provided for these deferred tax assets because management cannot conclude that it is presently more likely than not that such deferred income tax assets will be utilized.

            The income tax provision is reconciled to the tax computed at the statutory federal rate as follows:


                                                  FISCAL YEAR ENDED MARCH 31,
                                                  1997       1998      1999
                                                 -------    -------   -------
Tax expense (benefit) at federal statutory rate    34.00%    (34.00)%  (34.00)%
Foreign taxes                                        .04        .39       .09
Permanent differences                              31.24      35.38     11.41
Other                                               3.47      (1.00)     (.18)
                                                 -------    -------   -------
                                                   68.75%       .77%   (22.68)%
                                                 =======    =======   =======


            Permanent differences primarily include nondeductible goodwill and nondeductible meals and entertainment expense.

            Income taxes paid for the years ended March 31, 1997, 1998 and 1999 were $1,791,287, $75,960 and $200,000, respectively.


8.          SHAREHOLDERS' EQUITY (DEFICIT)

            On October 7, 1997 the Company undertook the Recapitalization whereby the Company:
            a) refinanced its existing debt by obtaining a $13 million line of credit, a $27 million term note and a

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






8.          SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            $6 million subordinated term note, and by issuing 1,099,426 shares of common stock for aggregate proceeds of $6,192,198 representing approximately 87.4% of the stock ownership of the Company; and b) repurchased 1,017,659 shares of its previously existing outstanding stock for aggregate cash consideration of $17,827,808, including direct expenses of approximately $690,000. The repurchase of existing stock resulted in the old shareholder group maintaining an approximate 12.6% interest in the Company.

            All holders of common stock are entitled to one vote per share and are entitled to dividends, provided that equivalent dividends are declared and paid on all outstanding shares of common stock. The Company has granted stock options and warrants to purchase shares of Class A common stock of the Company. (See Note 9).

            In fiscal year 1996, the Company authorized and issued 34,000 shares of preferred stock. At March 31, 1996 and 1997, 34,000 shares were issued and outstanding. During fiscal year 1998 all shares of preferred stock were converted to shares of common stock. The shares were converted in accordance with the original terms of the preferred stock, resulting in no beneficial conversion interests.

            Certain employees of Spacetec were eligible to participate in an Employee Stock Purchase Plan. This plan terminated upon Spacetec being acquired by Labtec and 18,000 shares were issued at such time.

            On September 30, 1998 the Company sold 190,667 shares of common stock (post stock splits) to certain members of management for $1.53 per share. $265,312 was received in cash and the remaining $25,688 in proceeds was recorded as a stock subscription receivable. The difference between the fair market value of the Company's common stock and the proceeds received was recorded as compensation expense aggregating $780,844 during the year ended March 31, 1999. During the year ended March 31, 1998, the Company effected an 8.5853 to 1 stock split followed by a second split at 20 to 1. On February 17, 1999, directly following the acquisition of Spacetec, the Company effected a 1 for 3 stock split. All share and per share amounts in the consolidated statement of operations and comprehensive income
            (loss) and the notes to consolidated financial statements have been retroactively adjusted for these splits.

9.          STOCK OPTIONS

            The Company provided an employee incentive stock option plan (the
            Plan) which commenced on January 27, 1995. Options under the Plan were granted at the discretion of the Board of Directors. The exercise price of these options generally was the fair market value of shares at the date of grant as determined by the Board of Directors. Such options were exercisable generally over ten years from the time the options were granted, and vested over a period of three years. Compensation cost recognized on the Company's stock option grants which provided an exercise price below the fair value on the date of the grant was $37,000 and $73,000 for the years ended March 31, 1997 and 1998, respectively.

            The Plan allowed the granting of options to purchase up to an aggregate of 496,353 shares (before considering stock splits) of the Company's Class A common stock. Options granted under the Plan were nonqualified stock options as defined by the Internal Revenue Code. All options were exercised and the Plan was terminated pursuant to the completion of the Recapitalization in October of 1997. In connection with the Recapitalization, the Company established a new employee incentive stock option plan, which commenced on October 7, 1997 (the New Plan). The Company reserved 884,951

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






9.          STOCK OPTIONS (CONTINUED)

            shares of common stock for issuance to certain employees under the plan. The exercise price of these options range from $1.5241 (estimated fair value based upon the price paid for new shares) to $4.5722 per share. Such options may be exercised generally over 10 years from the time the options are granted, and vest over a period of four years.

            The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized. Pro forma information regarding net income per share is required by SFAS No. 123, "Accounting for Stock- Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The 1997 and 1998 options were valued using the minimum value pricing model as prescribed by SFAS 123 for nonpublic companies. The options issued subsequent to fiscal 1998 have been valued using the Black-Scholes pricing model as prescribed by SFAS 123.

            The following weighted-average assumptions have been used for grants of stock options.


                                         1999             1998       1997
                                     -----------   -------------   --------
Risk-free interest rate                 5.20%            5.61%       6.57%
Expected dividend yield                   -               -           -
Expected lives                         5 years          5 years     5 years
Expected volatility                     71%                -           -

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion the existing available models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

            Using the Black-Scholes option valuation model, the weighted-average grant date value of options granted during fiscal 1999 was $4.03 per option.

            The pro forma effect of applying FAS 123 would have an immaterial effect for fiscal 1998 and 1997 based on the above assumptions. The Company's pro forma information for fiscal 1999 is as follows:


                                     YEAR ENDED MARCH 31, 1999
                                ----------------------------------
                                   REPORTED            PRO FORMA
                                -----------         ------------
Net loss (in thousands)            $ (4,942)         $    (4,988)
Loss per share:
      Basic and diluted               (0.99)               (1.00)

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






9.          STOCK OPTIONS (CONTINUED)


            The following table summarizes the stock option transactions under the Plan and the New Plan described above.


                                                SHARES            AVERAGE
                                                 UNDER           EXERCISE
                                                OPTION             PRICE
                                              ----------         --------
Balance, March 31, 1996                           2,998      $   541.22
      Options granted                               462          541.22
                                              ---------
Balance, March 31, 1997                           3,460          541.22
      Options exercised                          (3,460)         541.22
      Options granted                           717,182            2.54
      Options cancelled                         (68,365)           2.54
                                              ---------
Balance, March 31, 1998                         648,817            2.54
      Options granted                           307,851            7.39
      Options cancelled                        (467,020)           2.54
                                              ---------
Balance March 31, 1999                          489,648            6.12
                                              =========

            A summary of options outstanding and exercisable at March 31, 1999 is as follows:



                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                  ------------------------------------- ------------------------
                                 WEIGHTED     WEIGHTED-                WEIGHTED-
                                 AVERAGE       AVERAGE                 AVERAGE
                     NUMBER     REMAINING      EXERCISE     NUMBER     EXERCISE
                  OUTSTANDING      LIFE         PRICE     EXERCISABLE   PRICE
                  -----------   ---------- ------------   ------------  ------

$0.05 - $1.00         10,000       3.42       $  .15         10,000      $   .15
$1.01 - $3.00        217,257       8.76       $ 1.52         62,980      $  1.52
$3.01 - $5.00        131,523       8.18       $ 4.42         40,213      $  4.17
$5.01 - $9.00         35,899       8.10       $ 7.89         26,478      $  8.52
$9.01 - $10.00        82,638       8.08       $ 9.66         28,657      $  9.64
$10.01 - $20.00        7,999       7.89       $12.79          3,200      $ 12.79
$20.01 - $39.00        4,332       7.00       $29.31          2,200      $ 27.55

LABTEC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



10.         COMMITMENTS AND CONTINGENCIES

            COMMITMENTS
            The Company is contractually obligated under various operating lease agreements for warehouse and office space until April of 2006. The total rent expense related to warehouse and office space under leases amounted to $356,822, $352,464 and $620,657 for the fiscal years ended March 31, 1997, 1998 and 1999, respectively.

            Future minimum lease payments under these leases are as follows:


FISCAL YEAR
-----------

      2000                                        $     659,840
      2001                                              610,588
      2002                                              589,585
      2003                                              611,902
      2004                                              622,704
      Thereafter                                      1,311,894
                                                  -------------
      Total minimum lease payments                $   4,406,513
                                                  =============

            CONTINGENCIES
            Pursuant to the Recapitalization agreement, the shareholder group that received redemption proceeds are contingently entitled to receive from the Company up to $1,500,000 upon a "Change in Control" (as defined in the Stockholders Agreement), or up to $3,000,000 in the event of an "Initial Public Offering" (as defined in the Stockholders Agreement).

            The Company becomes involved in litigation, disputes, employment matters and other proceedings in the normal course of its business. In the opinion of management, and after consultation with legal counsel, the Company's liability, if any, under any pending matters would not materially affect its financial condition or results of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

            The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

            The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

            The information required by this item is incorporated by reference herein in the "Security Ownership of Management" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

            The information required by this item is incorporated by reference herein in the "Certain Transactions" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(A)         1.    FINANCIAL STATEMENTS

                  The financial statements are listed beginning on page 19 of this report.

            2.    FINANCIAL STATEMENT SCHEDULES

                  The following schedule is filed as part of this report:

                  Schedule II -- Valuation and Qualifying Accounts Report of Independent Accountants on Financial Statement Schedule

                  No other schedules are included because the required information is inapplicable, not required or is presented in the financial statements or the related notes thereto.

            3.    EXHIBITS

                  The exhibits are listed below under Part IV, Item 14(C) of this report.

(B) REPORTS ON FORM 8-K:

            On March 5, 1999, the Company filed a report on Form 8-K relating to
Item 1, Changes in Control of Registrant, and Item 2, Acquisition or Disposition of Assets, in connection with the consummation of the merger of SIMC with and into Labtec.

(C)         EXHIBITS:

Number        Description of Exhibit                        Method of Filing
------        ----------------------                        ----------------
3.1           Restated Articles of Organization             Filed herewith
3.2           Articles of Amendment                         Filed herewith
3.3           Amended and Restated By-Laws of the           Filed herewith
              Company
4.1           Specimen certificate for shares of common     Filed herewith
              stock of the Company
10.1          Labtec Inc. Amended and Restated 1997         Filed herewith
              Employee Stock Option Plan
10.2          1997 Employee Stock Option Plan -             Filed herewith
              Option Certificate and Agreement




Number        Description of Exhibit                        Method of Filing
------        ----------------------                        ----------------

10.3           Amended and Restated 1997 Employee            Filed herewith
               Stock Option Plan - Option Certificate and
               Agreement

10.4           Amended and Restated Stock Option Plan        Incorporated by reference to Exhibit
                                                             10.1 to the Spacetec IMC
                                                             Corporation ("Spacetec") Registration
                                                             Statement on Form S-1 (Commission
                                                             File No. 33-98064) (the "Registration
                                                             Statement")

10.5           Amended and Restated 1995 Director            Incorporated by reference to Exhibit
               Stock Option Plan                             10.2 to the Spacetec Annual Report
                                                             on Form 10-K for the fiscal year
                                                             ended March 31, 1997

10.6           1995 Employee Stock Purchase Plan             Incorporated by reference to Exhibit
                                                             10.3 to the Spacetec Registration
                                                             Statement

10.7           Amended and Restated Agreement and            Incorporated by reference to Exhibit
               Plan of Merger among Spacetec IMC             2.1 to the Spacetec Current Report on
               Corporation, SIMC Acquisition                 Form 8-K dated October 21, 1998
               Corporation and Labtec Inc., dated as of      (date of earliest event reported) filed
               October 2, 1998, as amended and restated      with the Commission (File No. 0-
               as of November 13, 1998                       27302) on November 17, 1998

10.8           Spacetec IMC Corporation Unsecured            Filed herewith
               Subordinated Promissory Note for
               $1,065,000 dated February 17, 1999

10.9           Credit Agreement, dated as of October 7,      Filed herewith
               1997, among Labtec Inc., various lending
               institutions and Bankers Trust Company,
               as agent

10.10          First Amendment, dated as of December         Filed herewith
               15, 1998, among Labtec Inc., the lending
               institutions party to the Credit Agreement
               and Bankers Trust Company, as agent

10.11          Second Amendment and Agreement to             Filed herewith
               Amend and Restate, dated February 17,
               1999, among Labtec Inc., the lending
               institutions party to the Credit Agreement
               and Bankers Trust Company, as agent




Number        Description of Exhibit                        Method of Filing
------        ----------------------                        ----------------

10.12         Recapitalization Agreement and Plan of       Filed herewith
              Merger between Speaker Acquisition
              Corp. and LEI Holdings, Inc., dated as of
              August 26, 1997

10.13         Lease Agreement, dated April 24, 1997,       Filed herewith
              between Pacific Realty Associates, L.P.,
              and Labtec Enterprises, Inc.

10.14         Lease Agreement, dated February 4, 1998,     Filed herewith
              between Columbia Tech Center, L.L.C.,
              and Labtec Inc.

10.15         Sublease Agreement, dated December 26,       Incorporated by reference to Exhibit
              1995, between Spacetec and TRC               10.4 to the Spacetec IMC
              Environmental Corporation                    Corporation Annual Report on Form
                                                           10-K for the fiscal year ended March 31,
                                                           1996 (the "Spacetec 1996 Form 10-K")

10.16         Labtec Enterprises, Inc. $6,000,000          Filed herewith
              Principal Amount of Senior Subordinated
              Notes and 50,000 Shares of Common
              Stock Purchase Agreement, dated October
              7, 1997

10.17         Recognition, Non-Disturbance and             Incorporated by reference to Exhibit
              Attorney Agreement, dated December 26,       10.5 to the Spacetec 1996 Form 10-K
              1995, between the Company and Historic
              Boott Mill Limited Partnership

10.18         Royalty Agreement, dated May 29, 1991,       Incorporated by reference to Exhibit
              between the Company and John A. Hilton       10.6 to the Spacetec Registration
                                                           Statement

10.19         Resale Agreement, dated as of May 1,         Incorporated by reference to Exhibit
              1991, between the Company and                10.8 to the Spacetec Registration
              Electronic Data Systems Corporation (as      Statement.  See also footnote 1
              successors to McDonnell Douglas              below.
              Corporation), as amended by Amendment
              No. 1 dated December 23, 1993, and
              Amendment No. 2 dated October 6, 1994

10.20         Distribution and Marketing Agreement,        Incorporated by reference to Exhibit
              dated April 28, 1994, between the            10.9 to the Spacetec Registration
              Company and Sumisho Electronic Devices       Statement.  See also footnote 1
              Corporation                                  below.




Number        Description of Exhibit                        Method of Filing
------        ----------------------                        ----------------

10.21         Form of Confidentiality and Inventions       Incorporated by reference to Exhibit
              Agreement between the Company and its        10.11 to the Spacetec Registration
              employees                                    Statement.

10.22         Form of Non-Disclosure Agreement             Incorporated by reference to Exhibit
              between the Company and its consultants      10.12 to the Spacetec Registration
                                                           Statement.

10.23         Severance Agreement, dated March 18,         Incorporated by reference to Exhibit
              1998, between the Company and Dennis         10.15 to the Spacetec IMC
              T. Gain                                      Corporation Annual Report on Form
                                                           10-K for the fiscal year ended
                                                           March 31, 1998 (the "Spacetec
                                                           1998 Form 10-K")

10.24         Employment Agreement, dated June 1,          Filed herewith
              1998, between the Company and Gregory
              Jones

21.1          List of Subsidiaries                         Filed herewith

23.1          Consent of PricewaterhouseCoopers LLP        Filed herewith

27.1          Financial Data Schedule                      Filed herewith

---------
(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       June 28, 1999
                                             LABTEC INC.

                                              By:   /s/ Robert G. Wick
                                                    ----------------------------
                                                    Robert G. Wick
                                                    President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                               Date
---------                           -----                               ----

  /s/ Robert G. Wick                President and Director              June 28, 1999
-----------------------------       (principal executive officer)
        Robert G. Wick

  /s/ Marc J. Leder                 Co-Chairman, Senior Vice            June 28, 1999
-----------------------------       President, Finance, Chief
        Marc J. Leder               Financial Officer, Director and
                                    Treasurer (principal financial
                                    officer and principal accounting
                                    officer)


  /s/ Rodger R. Krouse              Co-Chairman, Clerk and              June 28, 1999
-----------------------------       Director
        Rodger R. Krouse

 -----------------------------      Director                            June 28, 1999
        J. Grant Jagelman

  /s/ Caroline Merison              Director                            June 28, 1999
-----------------------------
        Caroline Merison

  /s/ Joseph Pretlow                Director                            June 28, 1999
-----------------------------
        Joseph Pretlow

  /s/ Dennis T. Gain                Director                            June 28, 1999
-----------------------------
        Dennis T. Gain

 -----------------------------      Director                            June 28, 1999
        Geoffrey Rehnert





-----------------------------       Director                            June 28, 1999
        Patrick J. Sullivan

-----------------------------       Director                            June 28, 1999
        Marc Wolpow

 -----------------------------      Director                            June 28, 1999
        George R. Rea

    /s/ Bradley A. Krouse
 -----------------------------      Director                            June 28, 1999
        Bradley A. Krouse




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Labtec, Inc.


Our audits of the consolidated financial statements referred to in our report dated May 21, 1999 in this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Oregon
May 21, 1999

                                                                     SCHEDULE II
                                   LABTEC INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                               1997           1998        1999
                                               ----           ----        ----
BAD DEBT RESERVE
Beginning Balance                             34,938       120,000       89,736
Additions - charged to expense               162,417        62,910      762,335
Spacetec Reserve - purchase accounting                                  252,673
Writeoffs                                     77,355        93,174      166,754
ENDING BALANCE                               120,000        89,736      937,990

INVENTORY RESERVE
Beginning Balance                            200,000       200,000          ---
Additions - charged to expense                                          500,000
Writeoffs                                                  200,000      100,149
ENDING BALANCE                               200,000           ---      399,851

RETURNS & ALLOWANCE RESERVE
Beginning Balance                            435,503       599,162      578,067
Additions - charged to expense             2,150,708     2,509,109    2,077,055
Deletions                                  1,987,049     2,530,204    2,149,969
ENDING BALANCE                               599,162       578,067      505,153

ADVERTISING ALLOWANCE RESERVE
Beginning Balance                            270,130       241,821      233,392
Additions - charged to expense             2,135,168     2,284,720    3,459,843
Deletions                                  2,163,477     2,293,149    3,395,248
ENDING BALANCE                               241,821       233,392      297,987

ALLOWANCE FOR DEFERRED TAX ASSETS                ---           ---          ---
---------------------------------
Beginning Balance                                ---           ---          ---
Additions - charged to expense                   ---           ---    3,508,392
Spacetec reserve - purchase accounting           ---           ---          ---
Deletions                                        ---           ---    3,508,392
ENDING BALANCE