Form 10-K/A
period 1999-03-31
LABTEC INC /MA
filed 1999-07-29
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1999

Commission file number 0-27302

                                   LABTEC INC.
             (Exact name of registrant as specified in its charter)

State of incorporation: MASSACHUSETTS      I.R.S. Employer Identification
                                                No. 04-3116697

           1499 S.E. TECH CENTER PLACE, SUITE 350, VANCOUVER, WA 98683
                                 (360) 896-2000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                                  $.01 par value

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock of the registrant outstanding as of June 24, 1999 held by non-affiliates of the registrant was approximately $14,161,871. While such market value excludes the market value of shares which may be deemed beneficially owned by executive officers and directors, this should not be construed as indicating that all such persons are affiliates.

The number of shares of the Common Stock of the registrant outstanding as of June 24, 1999 was 6,908,030.

                                    PART III

ITEM 10.  NOMINEES, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The nominees, directors and executive officers of the Company, their ages and present positions with the Company are as follows:


NAME                                   AGE   POSITION WITH THE COMPANY
----                                   ---   -------------------------

NOMINEES:

     J. Grant Jagelman                 57    Director
     Julian Rubinstein                 37    Director
     Jonathan Stearns                  40    Director
     Joseph Pretlow                    31    Director
     Robert G. Wick                    36    President and Director

DIRECTORS -- ONE YEAR REMAINING TERM

     Dennis Gain                       56    Director
     Geoffrey Rehnert                  41    Director
     Patrick J. Sullivan               44    Director
     Marc Wolpow                       40    Director

DIRECTORS -- TWO YEAR REMAINING TERM

     Rodger R. Krouse                  37    Co-Chairman, Clerk and Director
     Marc J. Leder                     37    Co-Chairman, Senior Vice
                                             President, Finance, Chief Financial
                                             Officer, Treasurer and Director
     George R. Rea                     61    Director
     Bradley A. Krouse                 33    Director

EXECUTIVE OFFICERS

     Robert G. Wick                          See above
     Gregory Jones                     40    Senior Vice President, North
                                             American Retail Sales

INFORMATION ABOUT NOMINEES AND DIRECTORS

                The following is a brief summary of the background of each nominee and director:

                J. Grant Jagelman has been a director of the Company since its incorporation in April 1991. Mr. Jagelman was the Chairman of Spatial Systems Ltd. ("SSL"), an Australian public company, from 1986 to July 1997, when SSL was merged into the Company.

                Julian Rubinstein was appointed as a director of the Company in July 1999. Mr. Rubinstein joined Sun Capital Partners, Inc. in 1998 as a managing director with his primary focus on the Sun Capital portfolio companies. Prior thereto, Mr. Rubinstein was President and CEO of American Shower & Bath Corp., the world's largest manufacturer of Shower Stall Kits, Tubsurrounds and Laundry Sinks, which he founded and later sold to Masco Corporation. Mr. Rubinstein is a director of Nailite International, Inc. and The Atlas Companies, Inc.

                Jonathan Stearns was appointed as a director of the Company in July 1999. Mr. Stearns is a founding member and Managing Director of Equinox Investment Partners, LLC, which was established in January 1996. Prior thereto, Mr. Stearns spent seven years employed by Kleinwort Benson Ltd. as a vice president engaged in investment management and investment banking. Mr. Stearns is a director of Pet's Choice, Inc., Manco Products, Inc. and Prime Matrix, Inc.

                Joseph Pretlow has been a director of the Company since February 1999. Mr. Pretlow joined Bain Capital in 1992 and has been a principal since 1996. Prior to joining Bain Capital, Mr. Pretlow spent two years at Lehman Brothers in investment banking, where he specialized in mergers and acquisitions and corporate finance transactions for retail companies. Previously, he worked as a consultant at Sibson & Company. Mr. Pretlow is a director of Artisan Entertainment and Bentley's Luggage.

                Robert G. Wick has been President and a director of the Company since February 1999. Prior thereto, Mr. Wick had been employed by Labtec Corporation, the Company's wholly-owned subsidiary ("Labtec"), since November 1998, and became Labtec's President in January 1999. Prior thereto, Mr. Wick spent four years as Vice President of Finance and Logistics at Weiser Lock, a division of Masco Corporation. From 1991 to 1994 Mr. Wick served as Controller of Weiser Lock.

                Dennis T. Gain was the founder of the Company and has served as a director from its incorporation in April 1991. In addition, Mr. Gain was Chairman of the Board and served as President and Chief Executive Officer of the Company from its incorporation in April 1991 until February 1998. Mr. Gain has served as Chairman and Chief Executive Officer of 3D OpenMotion, L.L.C. since June 1998. Mr. Gain is a director of Miacomet, Inc.

                Geoffrey Rehnert has been a director of the Company since February 1999. He is a founder and the Co-CEO of the AUDAX Group, L.P. He is also a Special Limited Partner of Bain Capital, Inc. Mr. Rehnert helped to found Bain Capital at its inception in 1984, and was a General Partner and a Managing Director from 1986 through July 1999. Mr. Rehnert is a director of Artisan Entertainment, Inc., FTD Holdings, Inc., First Communications, Inc., Nutraceutical Corp., Miltex, Inc., Kollmorgen Corporation and The Atlas Companies, Inc.

                Patrick J. Sullivan has been a director of the Company since February 1997. Mr. Sullivan has extensive consumer electronics and computer industry experience, having served as Vice President of the Merchandising Group of Digital Equipment Corporation, a computer manufacturer, since 1993.

                Marc Wolpow has been a director of the Company since February 1999. Mr. Wolpow is a founder and the Co-CEO of the AUDAX Group, L.P. He is also a Special Limited Partner of Bain Capital, Inc. Mr. Wolpow was a Principal of Bain Capital, Inc. from April 1990 through 1992 and a Managing Director from 1993 through July 1999. Mr. Wolpow was a Managing Director of Sankaty Advisors, Inc. (an affiliate of Bain Capital, Inc.) from December 1997 through July 1999. He is a director of Miltex Holdings, Inc., PSI, Inc., Physicians Quality Care, Inc., PiRod Holdings, Inc. and The Atlas Companies, Inc.

                Rodger R. Krouse has been Co-Chairman, Clerk and a director of the Company since February 1999. Mr. Krouse has been a Managing Director of Sun Capital Partners, Inc. since May 1995, prior to which he was employed by Lehman Brothers, Inc. since 1984, most recently as a Senior Vice President. Mr. Krouse is a director of Nailite International, Inc., The Atlas Companies, Inc. and World Airways, Inc.

                Marc J. Leder has been Co-Chairman, Senior Vice President, Finance, Chief Financial Officer, Treasurer and a director of the Company since February 1999. Mr. Leder has been a Managing Director of Sun Capital Partners, Inc. since May 1995, prior to which he was employed by Lehman Brothers, Inc. since 1987, most recently as a Senior Vice President. Mr. Leder is a director of Nailite International, Inc. and The Atlas Companies, Inc.

                George R. Rea has been a director of the Company since September 1997. Mr. Rea had been the Acting Chief Executive Officer of the Company from July 1998 to February 1999. Mr. Rea was a consultant and investor in the Company since 1997. Prior thereto, Mr. Rea was Executive Vice President of Conner Peripherals Inc. from 1992 until his retirement in 1994. In addition, Mr. Rea is a director of Imaging Technologies International LLC.

                Bradley A. Krouse has been a director of the Company since February 1999. Mr. Krouse has been an attorney at Klehr, Harrison, Harvey, Branzburg & Ellers LLP in Philadelphia since 1995, and a partner since 1997. Mr. Krouse was an associate at Ballard Spahr Andrews & Ingersoll in Philadelphia from 1990 to 1994. Mr. Krouse is the brother of Rodger Krouse.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

                The following is a brief summary of the background of each executive officer of the Company who is not also a director of the Company:

                Gregory Jones joined Labtec as Senior Vice President in February 1998. Prior to joining Labtec, Mr. Jones spent three years at Hewlett Packard, where he was the Marketing Manager responsible for Hewlett Packard's entry into the consumer PC area, with the Pavilion line. Prior thereto, Mr. Jones was employed for two years by Sigma Designs as a Senior Vice President for Marketing. Prior to that time, Mr. Jones held a variety of increasingly responsible sales and marketing positions with Acer Corporation, Compaq Computer and Adaptec, Inc.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended March 31, 1999, there were no late or delinquent filings, except for certain reports to be filed by Messrs. C. Raymond Boelig, Morton E. Goulder, A. Lorne Grant, John A. Hilton, Jerry H. Loyd, Neil M. Rossen, Ms. Joyce A. Ouellete, former directors and named executive officers of the Company, and Sun Multimedia Partners, L.P.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                The following table provides summary information concerning the cash compensation and certain other compensation paid, awarded, or accrued by the Company to the Company's President and four most highly compensated executive officers who were serving as executive officers at the end of fiscal 1999 and whose salary and bonus exceeded $100,000 for the 1999 fiscal year, for services in all capacities to the Company during the 1999, 1998 and 1997 fiscal years.


                                                                      LONG-TERM
                                 ANNUAL COMPENSATION                  COMPENSATION
                         -------------------------------              ------------

                         YEAR                                            AWARDS
                                                            OTHER      SECURITIES    ALL OTHER
NAME AND PRINCIPAL                                          ANNUAL     UNDERLYING   COMPENSATION
POSITION(1)                        SALARY       BONUS    COMPENSATION  OPTIONS #         $
------------------------           ------       -----    ------------  ---------    ------------
ROBERT G. WICK          1999(2)    $43,750         --            --     133,000             --
President and Director


GREGORY JONES            1999     $162,116     $3,583            --          --      $57,515(3)
Senior Vice President,   1998       $7,500         --            --    97,005(4)            --
North American Retail    1997           --         --            --          --             --
Sales

----------------
(1) Except as provided in the table above, none of the Company's executive officers who were serving as executive officers at the end of fiscal 1999 had salary and bonus exceeding $100,000 for the 1999 fiscal year. Such executive officers served in such capacity for only part of the fiscal year as a result of the Company's merger in February 1999 (the "Merger").

(2)      Mr. Wick became President of the Company in February 1999.

(3) Represents the difference between the market value per share of the Common Stock at January 7, 1999 ($1.0566) and the purchase price per share ($0.2816), multiplied by 74,248 shares purchased by Mr. Jones pursuant to a Company stock purchase program, which allowed executive officers to purchase shares of Common Stock at a discount from the market price.

(4) Adjusted to reflect conversion of Labtec common stock into Company Common Stock and a one-for-three reverse split as a result of the Merger. Of the total, 32,335 options were granted at an exercise price of $1.5241 per share on February 11, 1998 ("Tranche 1"); 32,335 options were granted at an exercise price of $4.5722 per share on February 11, 1998 ("Tranche 2") and 32,335 options were granted at an exercise price of $1.5241 per share on June 1, 1998 ("Tranche 3"). All options vest over four years, with 25% of each tranche becoming exercisable commencing on the first anniversary of the respective grant date. As of March 31, 1999, 8,084 options granted under Tranche 1 were currently exercisable and 8,084 options granted under Tranche 2 were currently exercisable.

OPTION GRANTS IN LAST FISCAL YEAR


                                                                                POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
               NUMBER OF        % OF TOTAL                                      ANNUAL RATES OF STOCK
               SECURITIES       OPTIONS GRANTED                                 PRICE APPRECIATION FOR
               UNDERLYING       TO EMPLOYEES      EXERCISE OR    EXPIRATION          OPTION TERMS
NAME           OPTIONS GRANTED  IN FISCAL 1999    BASE PRICE     DATE            5%($)         10%($)
----           ---------------  ---------------   -------------- ------------    -----         ------

Robert G. Wick  133,000(1)          47.5%           $5.375        2/16/09        $449,581     $1,139,326

--------------

(1) The options are exercisable as to 33,250 shares commencing on each of each of the first four anniversaries of the commencement of his employment with Labtec on November 15, 1998.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

                The following table sets forth information with respect to options to purchase Common Stock granted under the Company's 1993 Plan and 1997 Plan, including (i) the number of shares of Common Stock purchased upon exercise of options in the fiscal year ended March 31,1999; (ii) the net value realized upon such exercise; (iii) the number of unexercised options outstanding at March 31, 1999; and (iv) the value of such unexercised options at March 31, 1999.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES



                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                SHARES ACQUIRED     VALUE         OPTIONS AT FISCAL YEAR END    AT FISCAL YEAR END
NAME            ON EXERCISE (#)     REALIZED ($)  EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
----            ------------------- ------------  ---------------------------   -------------------------

Robert G. Wick          0                  0                0/133,000                       $0/$0
Gregory Jones           0                  0              16,168/80,837               $37,621/$237,376
---------------

(1) Based on the closing price of $5.375 per share of Common Stock at March 31, 1999.


RENUMERATION OF DIRECTORS

                Directors receive no compensation for their services.


EMPLOYMENT AGREEMENTS

                The Company has entered into an employment agreement, as amended to date, with Mr. Gregory Jones pursuant to which he is employed full-time as the Company's Senior Vice President - North America Retail Sales. The agreement expires in June 2001 and provides for an annual base salary of $150,000. The Company's Board of Directors also may grant, from time to time, bonuses or increase the base salary payable to Mr. Jones. In addition to his cash compensation, Mr. Jones receives other benefits, including those generally provided to other employees of the Company. The agreement further provides for a severance payment of nine months' salary upon termination of employment under certain circumstances.

                Pursuant to his employment agreement, Mr. Jones is entitled to receive, in addition to his base salary, an annual bonus in amounts up to 70% of his base salary for such year based upon the achievement of certain goals as set by the Company. Mr. Jones also was permitted to purchase shares of Common Stock from the Company pursuant to his employment agreement, under such terms as provided in his employment agreement. Mr. Jones also received, pursuant to his employment agreement, options to purchase 525,000 shares of Labtec common stock at exercise prices ranging from $0.2816 to $0.8448 per share. To date, taking into account the conversion of Labtec common stock to Company Common Stock as a result of the merger and the one-for-three reverse split, Mr. Jones currently has 97,005 options at exercise prices ranging from $1.5241 per share to $4.5722 per share. No options have been exercised. Of the options granted, 24,252 are currently exercisable, with the remainder becoming exercisable as follows : (i) as to 16,168 shares commencing on each of February 11, 2000 and 2001 and as to 16,166 shares commencing February 11, 2002 pursuant to Tranches 1 and 2; and
(ii) as to 8,084 shares commencing on each of June 1, 2000 and 2001 and as to 8,083 shares commencing June 1, 2002 pursuant to Tranche 3. See "Summary Compensation Table."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                As of March 31, 1999, the Compensation Committee consisted of Bradley A. Krouse, Rodger R. Krouse, Marc J. Leder, George R. Rea and Patrick Sullivan. Rodger R. Krouse is Co-Chairman and Clerk of the Company, and Marc J. Leder is Co-Chairman, Senior Vice President, Finance, Chief Financial Officer and Treasurer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

                The following table sets forth certain information regarding the ownership of the Common Stock as of July 1, 1999 by (i) persons known by the Company to be beneficial owners of more than 5% of its common stock, (ii) the executive officers named in the Summary Compensation Table, (iii) the directors and nominees for election as directors, and (iv) all current executive officers and directors of the Company as a group and the percentage of shares represented thereby.

                                                                                        PERCENTAGE
                                                             SHARES BENEFICIALLY        BENEFICIALLY
BENEFICIAL OWNER (1)                                              OWNED(2)                 OWNED
--------------------                                         -------------------        ------------


5% STOCKHOLDERS
Sun Multimedia Partners, L.P. .............................    3,575,826                 51.8%
            5355 Town Center Road
            Suite 802
            Boca Raton, FL  33486
Dennis T. Gain (3).........................................      443,758                  6.4%
            30 Boren Lane
            Boxford, MA  01921
Gain Family Trust (4)......................................      349,197                  5.1%

OTHER DIRECTORS AND NOMINEES FOR DIRECTOR

Rodger R. Krouse (5).......................................    3,575,826                 51.8%
Marc J. Leder (5)..........................................    3,575,826                 51.8%
J. Grant Jagelman (6)......................................      195,656                  2.8%
            Level 8 139 Macquarie St.
            Sydney, NSW 2000 Australia
Jonathan Stearns (7).......................................      184,769                  2.7%
George R. Rea (8)..........................................       29,666                  *
Patrick J. Sullivan (8)....................................       26,665                  *
Julian Rubinstein..........................................           --                 --
Bradley A. Krouse..........................................           --                 --
Joseph Pretlow.............................................           --                 --
Geoffrey Rehnert...........................................           --                 --
Robert G. Wick.............................................           --                 --
Marc Wolpow................................................           --                 --

NAMED EXECUTIVE OFFICERS

Gregory Jones (9)..........................................       37,971                  *

All directors, nominees for director and executive officers
as a group (13 persons) (10)...............................    4,494,311                 63.9%
----------------

*        Less than one percent.

(1) Except as otherwise indicated, the address of each individual listed is c/o Labtec Inc., 1499 S.E. Tech Center Place, Suite 350, Vancouver,
         WA 98683.

(2) Except as otherwise indicated in these footnotes, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Includes shares of Common Stock underlying immediately exercisable stock options. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3) Includes (i) 349,197 shares held by the Gain Family Trust, a trust for the benefit of certain members of the family of Dennis T. Gain and of which Mr. Gain is the sole trustee, (ii) 23,332 shares of Common Stock subject to currently exercisable options held by Mr. Gain, (iii) 24,667 shares held by Mr. Gain's wife and children and (iv) 12,533 shares held by the Gain New Zealand Trust of which Mr. Gain is a Trustee.

(4) The Gain Family Trust is a trust for the benefit of certain family members of Dennis T. Gain, a director of the Company and the former President and Chief Executive Officer of the Company. Mr. Gain is the sole trustee of the Gain Family Trust and has sole voting control and investment power over the shares held by the trust.

(5) Messrs. Leder and Krouse each own 50% of Sun Multimedia Advisors, Inc., the general partner of Sun Multimedia Partners, L.P. Mr. Leder and Mr. Krouse disclaim beneficial ownership of the shares held by Sun Multimedia Partners, L.P. except to the extent of their pecuniary interests.

(6) Includes (i) 9,132 shares held by the Group Superannuation Fund, an Australian retirement trust of which Mr. Jagelman holds a 100% interest; (ii) 13,541 shares of Common Stock held by Mr. Jagelman's wife, children and mother-in-law; and (iii) 22,665 shares of Common Stock issuable upon exercise of currently exercisable options.

(7) Consists of shares held by The KB Mezzanine Fund II, L.P. ("KB"). Equinox Investment Partners, L.L.C. ("Equinox") is the general partner of EIPCP, L.P. ("EIPCP") and EIPCP is the general partner of KB. Mr. Stearns is a founding member and managing director of Equinox and thereby shares control of Equinox. He disclaims beneficial ownership of the shares held by KB, except to the extent of his pecuniary interest.

(8) Consists of shares of Common Stock issuable upon exercise of currently exercisable options.

(9) Includes 24,252 shares of Common Stock issuable upon exercise of currently exercisable options.

(10) Includes 48,997 shares of Common Stock issuable upon exercise of currently exercisable options granted under the 1993 Plan, 23,331 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Amended and Restated 1995 Director Stock Option Plan (the "Director Plan"), 44,252 shares of Common Stock issuable upon exercise of currently exercisable options granted under the 1997 Plan and 10,000 shares of Common Stock issuable upon exercise of currently exercisable options granted outside the Company's stock option plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    On April 11, 1997, the Compensation Committee of the Company's Board of Directors repriced certain outstanding stock options granted to then-current employees, including options held by Mr. Gain.

                  On July 18, 1997, the Company completed a tender offer for the outstanding shares of SSL, a shareholder of the Company. At the time of the tender offer, Mr. Jagelman, Chairman of the Board of SSL, was a director and shareholder of the Company. Pursuant to the tender offer, the Company exchanged
(i) two shares of the Common Stock for fifteen shares of SSL and (ii) one share of Common Stock for every option to purchase twelve shares of SSL. Concurrent with the completion of the tender offer, all shares of Common Stock owned by SSL at the time of the tender offer were canceled and the license agreement between the Company and SSL was terminated. As a result of this transaction, the number of outstanding shares of the Company did not change.

                  On October 7, 1997, Labtec entered into a ten-year management agreement with Sun Multimedia Advisors, Inc., the general partner of Sun Multimedia Partners, L.P., which is the Company's majority stockholder. Marc J. Leder and Rodger R. Krouse each own 50% of the outstanding capital stock of Sun Multimedia Advisors, Inc. Pursuant to the terms of the management agreement, Sun Multimedia Advisors, Inc. receives a management fee of $500,000 per annum and received a transaction fee of $391,000 with respect to its participation in the structuring and negotiation of the merger.

                  Dennis T. Gain, a director of the Company and former President and Chief Executive Officer of the Company, entered into a Separation Agreement with the Company on March 18, 1998. The Separation Agreement provided that the Company shall pay to or on behalf of Mr. Gain: (i) severance payments in an aggregate of $12,000 per month for the next twenty months, (ii) health insurance premium for his then-existing health coverage for the next twenty-four months and (iii) a $1,000 automobile allowance for the next twenty months. In addition, all incentive stock options previously granted to Mr. Gain, other than 12,000 options of an option grant on April 29, 1994, converted into non-qualified stock options and Mr. Gain exercised and sold 12,000 incentive stock options on May 22, 1998. Further, the Company sold an automobile purchased by it in March 1997 to Mr. Gain for $28,471, $11,929 below the fair market value of the automobile. The Company's Board of Directors agreed, subject to its fiduciary and other legal duties, to nominate Mr. Gain for election to the Company's Board of Directors at the 1998 Annual Meeting of Stockholders of the Company. In connection therewith, Mr. Gain agreed to return all proprietary information of the Company, release all claims and causes of action relating to his employment with the Company, and to execute a Non-competition, Non-disclosure and Non-solicitation Agreement with the Company.

                  On June 5, 1998, the Company contributed its Open Motion technology and certain assets related thereto having a net book value of approximately $50,000 to 3D Open Motion, LLC, a Delaware limited liability corporation (the "LLC"), established by Mr. Gain, majority owner of the LLC, in exchange for an initial 20% non-voting interest in the LLC which has since been reduced to 14.6% as a result of subsequent equity financing in which the Company did not participate. In connection with the transaction, the Company received an option, exercisable beginning January 1, 1999 through May 31, 1999 upon payment of $250,000 to the LLC, to obtain a 50% discount from the most favorable terms offered to any other customer on all commercial products developed by LLC. Such option was not exercised by the Company. Simultaneously with the Company's contribution, Mr. Gain contributed 291,667 shares of the Company's Common Stock to the LLC. The Company repurchased the 291,667 shares on June 17, 1998 from the LLC pursuant to its stock buyback plan at $2.40 per share, a 20% discount from the closing price of the Company's Common Stock on the Nasdaq National Market on June 3, 1998, the date on which the Company and the LLC agreed to the terms of the joint venture.

                  Effective October 20, 1998, the Company entered into a consulting agreement with American Asset Management, a management consulting firm wholly owned by Julian Rubinstein, a nominee for director, to assist in reviewing and reorganizing the Company's operations. The agreement, which terminated March 1999, provided for payment of $30,000 per month. The agreement also contained non-disclosure provisions, assignment of inventions and provisions regarding a twelve-month non-compete with certain competitors and a twelve-month non-solicitation of employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LABTEC INC.


July 29, 1999                             By:   /s/  Marc J. Leder
                                             ----------------------------
                                                Marc J. Leder
                                                Chief Financial Officer