Form 10-Q
period 1999-06-30
LABTEC INC /MA
filed 1999-08-16
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-27302

                                  LABTEC INC.
             (Exact name of registrant as specified in its charter)

                    Massachusetts                     04-3116697
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)

1499 S.E. Tech Center Place, Suite 350, Vancouver, WA                98683
   (Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code: (360) 896-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   [X]      No  [ ]

There were 6,908,030 shares of Common Stock outstanding at August 5, 1999.


                                   LABTEC INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
         Item 1.   Financial Statements

                   Consolidated Balance Sheet as of June 30, 1999 (unaudited)
                           and March 31, 1999.....................................................3

                   Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 1999 and 1998...................................4

                   Consolidated Statement of Cash Flows (unaudited) for the three month periods ended June 30, 1999 and 1998...................................5

                   Notes to Financial Statements (unaudited)......................................7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations...............................9

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................12


PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..............................................13

                   Signatures....................................................................16




                         PART I - FINANCIAL INFORMATION

                                   LABTEC INC.
                           CONSOLIDATED BALANCE SHEET


                                ASSETS                                         JUNE 30, 1999           MARCH 31, 1999
                                ------                                         -------------           --------------
                                                                                (UNAUDITED)

CURRENT ASSETS:
   Cash................................................................          $     450,348           $     768,150
   Accounts receivable, net............................................             14,953,159              17,889,858
   Interest and other receivables......................................                235,466                 211,468
   Income tax receivable...............................................                536,215                 594,973
   Inventories.........................................................             10,344,085              10,661,758
   Prepaid expenses....................................................                132,568                 160,523
   Current deferred income taxes.......................................                742,531                 829,713
                                                                                 -------------           -------------
      TOTAL CURRENT ASSETS.............................................             27,394,372              31,116,443

Property and equipment, net............................................              2,282,642               2,329,880
Noncurrent deferred income taxes.......................................              1,892,850               1,892,850
Debt issuance costs....................................................              1,877,718               1,983,637
Other noncurrent assets................................................                132,566                 253,535
Goodwill, net..........................................................              8,575,346               9,392,044
                                                                                 -------------           -------------
                                                                                 $  42,155,494           $  46,968,389
                                                                                 =============           =============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Lines of credit.....................................................          $   3,200,000           $   4,000,000
   Accounts payable....................................................              5,441,842               8,491,828
   Accrued payroll and benefits........................................              1,265,586               1,588,855
   Accrued interest....................................................                232,373                 223,214
   Other accrued expenses..............................................              1,786,789               1,877,365
                                                                                 -------------           -------------
      TOTAL CURRENT LIABILITIES........................................             11,926,590              16,181,262

Long-term debt                                                                      26,094,983              26,086,184
                                                                                 -------------           -------------
                                                                                    38,021,573              42,267,446
                                                                                 -------------           -------------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, par value $.01, 35,000,000 and
25,000,000 shares authorized, 6,907,264 and 6,903,598
shares issued and outstanding at June 30, 1999 and
March 31, 1999.........................................................                 69,072                  69,036
   Additional paid-in capital..........................................             20,563,013              20,551,252
   Stock subscription receivable.......................................                (25,688)                (25,688)
   Accumulated deficit.................................................            (16,412,366)            (15,864,166)
   Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment...............                (60,110)                (29,491)
                                                                                 -------------           -------------
                                                                                     4,133,921               4,700,943
                                                                                 -------------           -------------
                                                                                 $  42,155,494           $  46,968,389
                                                                                 =============           =============

                 The accompanying notes to financial statements
                          are an integral part hereof.

                                   LABTEC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                  1999                      1998
                                                                                  -----                    -----

   Net sales.....................................................              $ 15,512,259               $ 13,841,631
   Cost of sales.................................................                 9,175,194                  8,507,075
                                                                              -------------               ------------
   Gross profit..................................................                 6,337,065                  5,334,556
                                                                              -------------               ------------

Operating expenses:
   Selling and marketing.........................................                 3,349,302                  3,017,819
   General and administrative....................................                 1,037,648                  1,369,404
   Research and development......................................                   497,799                    459,962
   Depreciation..................................................                   345,765                    322,989
   Amortization of goodwill......................................                   816,698                    441,881
   Amortization of noncompete agreement..........................                       ---                     90,450
                                                                              -------------               ------------
                                                                                  6,047,212                  5,702,505
                                                                              -------------               ------------

Income (loss) from operations....................................                   289,853                   (367,949)

Interest expense, net............................................                   761,396                    922,307
Other nonoperating (income) expense..............................                    27,360                     (5,916)
                                                                              -------------               ------------

Loss before income taxes.........................................                  (498,903)                (1,284,340)

Provision (benefit) for income taxes.............................                    49,297                   (283,248)
                                                                              -------------               -------------

Net loss.........................................................            $     (548,200)             $  (1,001,092)
                                                                              ==============              =============

Net loss per share
   Basic.........................................................            $        (0.08)             $       (0.28)
                                                                              -------------              -------------
   Diluted.......................................................            $        (0.08)             $       (0.28)
                                                                              -------------              -------------

Comprehensive income (loss):
Net loss.........................................................                  (548,200)                (1,001,092)
Change in cumulative translation adjustment......................                   (30,619)                       ---
                                                                              -------------              -------------

Comprehensive loss...............................................            $     (578,819)             $  (1,001,092)
                                                                              =============              =============


                 The accompanying notes to financial statements
                          are an integral part hereof.


                                   LABTEC INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                      ------------------------------
                                                                                      1999                     1998
                                                                                      ------                   -----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss...........................................................           $    (548,200)           $  (1,001,092)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used) for operating activities:
   Depreciation......................................................                 345,765                  322,989
   Amortization of goodwill..........................................                 816,698                  441,881
   Amortization of noncompete agreement..............................                     ---                   90,450
   Amortization of debt issuance costs and debt discount.............                 114,718                  110,240
   Change in deferred income taxes...................................                  87,182                 (314,787)
Changes in current assets and liabilities:
   Accounts receivable...............................................               2,936,699                  930,895
   Interest and other receivables....................................                 (23,998)                  19,790
   Inventories.......................................................                 317,673                2,389,902
   Income taxes receivable...........................................                  58,758                      ---
   Prepaid expenses..................................................                  27,955                      ---
   Accounts payable..................................................              (3,049,986)                 590,189
   Accrued interest..................................................                   9,159                  (42,445)
   Accrued payroll, benefits and other expenses......................                (413,845)                 559,134
   Income taxes payable..............................................                     ---                 (169,462)
                                                                                 ------------             ------------

Net cash provided by operating activities............................                 678,578                3,927,684
                                                                                 ------------             ------------


CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................                (298,527)                (292,847)
  Other assets.......................................................                 120,969                      ---
                                                                                 ------------            -------------

Net cash used for investing activities...............................                (177,558)                (292,847)
                                                                                 ------------            -------------


CASH FLOW FROM FINANCING ACTIVITIES:
  Net decrease in short-term credit facility.........................                (800,000)              (2,500,000)
  Repayment of long-term debt........................................                     ---                  (62,500)
  Debt issuance costs................................................                     ---                  (19,917)
  Proceeds from exercise of stock options............................                  11,797                      ---
  Repurchase and cancellation of common stock........................                     ---                  (60,547)
                                                                                 ------------            -------------

Net cash used for financing activities...............................                (788,203)              (2,642,964)
                                                                                 ------------            -------------



                                                      (Continued on next page)

                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                     ------------------------------
                                                                                     1999                     1998
                                                                                     ------                   -----


Effect of foreign currency on cash...................................                 (30,619)                     ---

Net increase (decrease) in cash......................................                (317,802)                 991,873

Cash at beginning of period..........................................                 768,150                  988,417
                                                                                 ------------            -------------

Cash at end of period................................................           $     450,348            $   1,980,290
                                                                                 ============             ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

                                   LABTEC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation

         The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         Reclassifications have been made to amounts in prior years to conform to current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

2.  Accounts Receivable

         Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,399,274 and $1,443,143 at June 30, 1999 and March 31, 1999,
respectively. At June 30, 1999 and March 31, 1999, 10% and 18%, respectively, of receivables were from one customer.

3.  Inventories

         Inventories represent product produced for the Company by foreign factories subcontracted by the Company. Of total inventories, $16,635 and $2,169,918 was in transit at June 30, 1999 and March 31, 1999, respectively. During March 1999, the Company began taking title upon receipt of product and prior to that the Company took title upon shipment from Asia.

4.  Property and Equipment

         Property and equipment consists of the following:


                                           June 30, 1999      March 31, 1999
                                           -------------      --------------
Leasehold improvements                     $   238,948         $   238,948
Tooling and molds                            2,459,429           2,328,602
Furniture and equipment                      1,656,082           1,878,998
Retail displays                              1,917,531           1,526,915
                                           -----------         -----------
                                             6,271,990           5,973,463
Less accumulated depreciation               (3,989,348)         (3,643,583)
                                           -----------         -----------
                                           $ 2,282,642         $ 2,329,880
                                           ===========         ===========

5.  Earnings Per Share

         Net loss per share on a diluted basis is based on the weighted average number of shares of common stock and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the three months ended June 30, 1999 and 1998, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding.

         Weighted average shares consist of the following:


                                              Three Months Ended June 30,
                                              ---------------------------
                                                   1999             1998
                                                   ----             ----
         Weighted average shares (basic)       6,905,110         3,540,000
         Effect of dilutive stock options            ---               ---
                                               ---------         ---------
         Weighted average shares (diluted)     6,905,110         3,540,000
                                               =========         =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

          Net sales for the period in 1999 increased $1,670,628, or 12.1%, to $15,512,259 for 1999 from $13,841,631 for 1998. The increase in net sales over the period was primarily due to the increase in sales for the Company's North American Retail operations and the addition of sales from the 3D controller.

          Cost of sales increased $668,119, or 7.9%, to $9,175,194 in 1999 from $8,507,075 in 1998. The increase over the periods was primarily the result of an increase in net sales. As a percentage of net sales, the cost of sales decreased to 59.1% for 1999 as compared to 61.5% for 1998. The decrease as a percentage of net sales is attributable to a change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (voice access and personal audio), as well as the addition of the 3D controller in 1999 which has lower cost of sales.

          Selling and marketing expenses increased over the periods by $331,483, or 11.0%, to $3,349,302 from $3,017,819. As a percentage of net sales, selling and marketing expenses decreased to 21.6% in 1999 from 21.8% in 1998. The dollar increase is primarily due to the increase in sales and marketing effort in the North American Retail portion of the business to maintain market share in this very competitive market.

          General and administrative expenses, which include the Company's corporate finance, human resources and administrative functions, decreased over the periods by $331,756, or 24.2%, to $1,037,648 from $1,369,404. As a percentage of net sales, general and administrative expenses decreased to 6.7% from 9.9%. The dollar decrease and the decrease as a percentage of net sales are due primarily to severance costs related with the termination of one Company officer during the period in 1998.

          Research and development expenses increased over the periods by $37,837, or 8.2%, to $497,799 from $459,962. As a percentage of net sales, research and development expenses decreased to 3.2% in 1999 from 3.3% in 1998. The dollar increase was primarily due to the increased investment in the development of new speakers and voice access products and the enhancement of current products.

          Depreciation increased over the periods by $22,776, or 7.1%, to $345,765 from $322,989. The increase was primarily the result of increased capital expenditures for tooling, molds, equipment and retail displays during fiscal 1999.

          Amortization increased over the periods by $284,367, or 53.4%, to $816,698 from $532,331. This entire increase was the result of amortization of goodwill associated with the merger of Labtec and Spacetec.

          Net interest expense decreased over the periods by $160,911, or 17.4%, to $761,396 from $922,307, primarily due to the payment of $7,000,000 on the Company's long-term loan in February 1999, which was partially offset by the increase in borrowing on the Company's line of credit.

          The provision for income taxes was $49,297 in 1999, as compared to a benefit for income taxes of $283,248 in 1998. The primary reason for the provision in 1999 was the result of the amortization of goodwill being nondeductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1999, the Company had $450,348 in cash and cash equivalents and working capital of $15,467,782. The working capital balance increased slightly primarily due to the decreases in accounts payable and borrowing from the lines of credit, which were partially offset by the decrease in accounts receivable.

          Net cash provided by operating activities was $678,578 and $3,927,684 for 1999 and 1998, respectively. The net cash provided by operating activities in 1999 was largely due to depreciation and amortization, the decrease in accounts receivable and inventories, which were partially offset by the decrease in accounts payable and other accrued expenses.

          Net cash used by investing activities was $177,558 and $292,847 for 1999 and 1998, respectively, which was principally due to the purchase of fixed assets and change in other noncurrent assets.

          Financing activities used $788,203 and $2,642,964 in 1999 and 1998, respectively, principally for the repayment of the short-term credit facility.

          Outstanding at June 30, 1999 was $19,250,000 on a long-term loan, $6,000,000 on the subordinated debt, $3,200,000 on the line of credit and $1,065,000 on a six year promissory note that was issued to the holders of Labtec common stock outstanding just prior to the time of the merger with Spacetec. At June 30, 1999, the long-term loan was accruing interest at the Eurodollar rate plus 3%, the subordinated note at 12%, the line of credit at the prime rate plus 1.5% and the promissory note at 10%.

          Capital expenditures were $298,527 and $292,847 for 1999 and 1998, respectively. These capital expenditures were primarily for the purchase of tooling and molds, retail displays and equipment.

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

          The cost associated with required modifications to become Y2K compliant has not been and is not expected to be material to the Company's result of operations, liquidity and financial condition. The Company estimates that it has incurred, and will incur, a total of approximately $50,000 for its Y2K readiness programs.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

          From time to time, the Company, through its management, may make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, marketing initiatives, corporate alliances, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          None.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:


Number           Description of Exhibit                Method of Filing
------           ----------------------                ------------------

3.1              Restated Articles of Organization     Incorporated by reference
                                                       to Exhibit 3.1 to the
                                                       Company's Annual Report
                                                       on Form 10-K for the
                                                       fiscal year ended March
                                                       31, 1999 (the "1999 Form
                                                       10-K")

3.2              Articles of Amendment                 Incorporated by reference
                                                       to Exhibit 3.2 to the
                                                       1999 Form 10-K


3.3              Amended and Restated By-Laws of the   Incorporated by reference
                 Company                               to Exhibit 3.3 to the
                                                       1999 Form 10-K

4.1              Specimen certificate for shares       Incorporated by reference
                 of common stock of the Company        to Exhibit 4.1 to the
                                                       1999 Form 10-K

10.1             Labtec Inc. Amended and Restated      Incorporated by reference
                 1997 Employee Stock Option Plan       to Exhibit 10.1 to the
                                                       1999 Form 10-K

10.2             1997 Employee Stock Option Plan -     Incorporated by reference
                 Option Certificate and Agreement      to Exhibit 10.2 to the
                                                       1999 Form 10-K

10.3             Amended and Restated 1997 Employee    Incorporated by reference
                 Stock Option Plan - Option            to Exhibit 10.3 to the
                 Certificate and Agreement             1999 Form 10-K

10.4             Amended and Restated Stock            Incorporated by reference
                 Option Plan                           to Exhibit 10.1 to the
                                                       Company's Registration
                                                       Statement on Form S-1
                                                       (Commission File No.
                                                       33-98064) (the
                                                       "Registration Statement")

10.5             Amended and Restated 1995 Director    Incorporated by reference
                 Stock Option Plan                     to Exhibit 10.2 to the
                                                       Company's Annual Report
                                                       on Form 10-K for the
                                                       fiscal year ended March
                                                       31, 1997

10.6             1995 Employee Stock Purchase Plan     Incorporated by reference
                                                       to Exhibit 10.3 to the
                                                       Registration Statement

10.7             Amended and Restated Agreement and    Incorporated by reference
                 Plan of Merger among Spacetec IMC     to Exhibit 2.1 to the
                 Corporation, SIMC Acquisition         Company's Current Report
                 Corporation and Labtec Inc., dated    on Form 8-K dated October
                 as of October 2, 1998, as amended     21, 1998 (date of
                 and restated as of November 13, 1998  earliest event reported)
                                                       filed with the Commission
                                                       (File No. 0- 27302) on
                                                       November 17, 1998

10.8             Spacetec IMC Corporation Unsecured    Incorporated by reference
                 Subordinated Promissory Note for      to Exhibit 10.8 to the
                 $1,065,000 dated February 17, 1999    1999 Form 10-K


10.9             Credit Agreement, dated as of         Incorporated by reference
                 October 7, 1997, among Labtec         to Exhibit 10.9 to the
                 Inc., various lending institutions    1999 Form 10-K
                 and Bankers Trust Company,
                 as agent

10.10            First Amendment, dated as of          Incorporated by reference
                 December 15, 1998, among Labtec       to Exhibit 10.10 to the
                 Inc., the lending institutions        1999 Form 10-K
                 party to the Credit Agreement and
                 Bankers Trust Company, as agent

10.11            Second Amendment and Agreement to     Incorporated by reference
                 Amend and Restate, dated February     to Exhibit 10.11 to the
                 17, 1999, among Labtec Inc., the      1999 Form 10-K
                 lending institutions party to
                 the Credit Agreement and Bankers
                 Trust Company, as agent

10.12            Recapitalization Agreement and Plan   Incorporated by reference
                 of Merger between Speaker             to Exhibit 10.12 to the
                 Acquisition Corp. and LEI Holdings,   1999 Form 10-K
                 Inc., dated as of August 26, 1997

10.13            Lease Agreement, dated April          Incorporated by reference
                 24, 1997, between Pacific Realty      to Exhibit 10.13 to the
                 Associates, L.P., and Labtec          1999 Form 10-K
                 Enterprises, Inc.

10.14            Lease Agreement, dated February       Incorporated by reference
                 4, 1998, between Columbia             to Exhibit 10.14 to the
                 Tech Center, L.L.C., and Labtec Inc.  1999 Form 10-K

10.15            Sublease Agreement, dated             Incorporated by reference
                 December 26, 1995, between            to Exhibit 10.4 to the
                 Spacetec and TRC Environmental        Company's Annual Report
                 Corporation                           on Form 10-K for the
                                                       fiscal year ended March
                                                       31, 1996 (the "1996 Form
                                                       10-K")

10.16            Labtec Enterprises, Inc.              Incorporated by reference
                 $6,000,000 Principal Amount of        to Exhibit 10.16 to the
                 Senior Subordinated Notes and         1999 Form 10-K
                 50,000 Shares of Common
                 Stock Purchase Agreement,
                 dated October 7, 1997

10.17            Recognition, Non-Disturbance and      Incorporated by reference
                 Attorney Agreement, dated             to Exhibit 10.5 to the
                 December 26, 1995, between the        1996 Form 10-K
                 Company and Historic Boott Mill
                 Limited Partnership

10.18            Royalty Agreement, dated May 29,      Incorporated by reference
                 1991, between the Company and         to Exhibit 10.6 to the
                 John A. Hilton                        Registration Statement

10.19            Resale Agreement, dated as of May 1,  Incorporated by reference
                 1991, between the Company and         to Exhibit 10.8 to the
                 Electronic Data Systems Corporation   Registration Statement.
                 (as successors to McDonnell Douglas   See also footnote 1
                 Corporation), as amended by           below.
                 Amendment No. 1 dated December
                 23, 1993, and Amendment No. 2
                 dated October 6, 1994

10.20            Distribution and Marketing            Incorporated by reference
                 Agreement, dated April 28, 1994,      to Exhibit 10.9 to the
                 between the Company and Sumisho       Registration Statement.
                 Electronic Devices Corporation        See also footnote 1
                                                       below.

10.21            Form of Confidentiality and           Incorporated by reference
                 Inventions Agreement between          to Exhibit 10.11 to the
                 the Company and its employees         Registration Statement.

10.22            Form of Non-Disclosure Agreement      Incorporated by reference
                 between the Company and its           to Exhibit 10.12 to the .
                 consultants                           Registration Statement

10.23 Severance Agreement, dated March 18, Incorporated by reference 1998, between the Company and Dennis to Exhibit 10.15 to the
                 T. Gain Company's Annual Report on Form 10-K for the fiscal year ended March
                                                       31, 1998

10.24            Employment Agreement, dated June 1,   Incorporated by reference
                 1998, between the Company and         to Exhibit 10.24 to the
                 Gregory Jones                         1999 Form 10-K

27.1             Financial Data Schedule               Filed herewith

--------

(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


          (b)     Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1999.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              LABTEC INC.


Dated:    August 12, 1999                     By: /s/  Marc J. Leder
                                                  -------------------------
                                                       Marc J. Leder
                                                       Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number   Description
--------------   -----------

3.1              Restated Articles of Organization

3.2              Articles of Amendment

3.3              Amended and Restated By-Laws of the Company

4.1 Specimen certificate for shares of common stock of the Company

10.1             Labtec Inc. Amended and Restated 1997 Employee Stock
                 Option Plan

10.2             1997 Employee Stock Option Plan - Option Certificate and
                 Agreement

10.3 Amended and Restated 1997 Employee Stock Option Plan - Option Certificate and Agreement

10.4             Amended and Restated Stock Option Plan

10.5             Amended and Restated 1995 Director Stock Option Plan

10.6             1995 Employee Stock Purchase Plan

10.7 Amended and Restated Agreement and Plan of Merger among Spacetec IMC Corporation, SIMC Acquisition Corporation and Labtec Inc., dated as of October 2, 1998, as amended and restated as of November 13, 1998

10.8             Spacetec IMC Corporation Unsecured Subordinated
                 Promissory Note for $1,065,000 dated February 17, 1999

10.9 Credit Agreement, dated as of October 7, 1997, among Labtec Inc., various lending institutions and Bankers Trust Company, as agent

10.10 First Amendment, dated as of December 15, 1998, among Labtec Inc., the lending institutions party to the Credit Agreement and Bankers Trust Company, as agent

10.11 Second Amendment and Agreement to Amend and Restate, dated February 17, 1999, among Labtec Inc., the lending institutions party to the Credit Agreement and Bankers Trust Company, as agent

10.12            Recapitalization Agreement and Plan of Merger between
                 Speaker Acquisition Corp. and LEI Holdings, Inc., dated as of August 26, 1997

Exhibit Number         Description
--------------         -----------

10.13 Lease Agreement, dated April 24, 1997, between Pacific Realty Associates, L.P., and Labtec Enterprises, Inc.

10.14 Lease Agreement, dated February 4, 1998, between Columbia Tech Center, L.L.C., and Labtec Inc.

10.15 Sublease Agreement, dated December 26, 1995, between Spacetec and TRC Environmental Corporation

10.16 Labtec Enterprises, Inc. $6,000,000 Principal Amount of Senior Subordinated Notes and 50,000 Shares of Common Stock Purchase Agreement, dated October 7, 1997

10.17 Recognition, Non-Disturbance and Attorney Agreement, dated December 26, 1995, between the Company and Historic Boott Mill Limited Partnership

10.18 Royalty Agreement, dated May 29, 1991, between the Company and John A. Hilton

10.19 Resale Agreement, dated as of May 1, 1991, between the Company and Electronic Data Systems Corporation (as successors to McDonnell Douglas Corporation), as amended by Amendment
                 No. 1 dated December 23, 1993, and Amendment No. 2 dated October 6, 1994

10.20 Distribution and Marketing Agreement, dated April 28, 1994, between the Company and Sumisho Electronic Devices Corporation

10.21 Form of Confidentiality and Inventions Agreement between the Company and its employees

10.22 Form of Non-Disclosure Agreement between the Company and its consultants

10.23 Severance Agreement, dated March 18, 1998, between the Company and Dennis T. Gain

10.24 Employment Agreement, dated June 1, 1998, between the Company and Gregory Jones

27.1             Financial Data Schedule