Form 10-Q
period 1999-09-30
LABTEC INC /MA
filed 1999-11-15
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO___________.

                           Commission File No. 0-27302
                                               -------

                                   LABTEC INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Massachusetts                             04-3116697
                  -------------                             ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

1499 S.E. Tech Center Place, Suite 350, Vancouver, WA                  98683
-----------------------------------------------------                  -----
       (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code: (360) 896-2000
                                                    --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      |X|               No       |_|

There were 7,225,863 shares of Common Stock outstanding at November 11, 1999.


                                   LABTEC INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                                           Page
                                                                                                         ----

         Item 1.   Financial Statements

                   Consolidated Balance Sheet as of September 30, 1999 (unaudited)
                           and March 31, 1999.................................................................3

                   Consolidated Statements of Operations (unaudited) for the three month and six month periods ended September 30, 1999 and 1998............................4

                   Consolidated Statement of Cash Flows (unaudited) for the six month periods ended September 30, 1999 and 1998..........................................5

                   Notes to Financial Statements (unaudited)..................................................6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations...........................................9

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................15


PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..........................................................16

                   Signatures................................................................................20



                         PART I - FINANCIAL INFORMATION

                                   Labtec Inc.
                           Consolidated Balance Sheet

                              Assets                                   September 30, 1999         March 31, 1999
                              ------                                   ------------------         --------------
                                                                           (Unaudited)
Current Assets:
   Cash...........................................................                 $  647,050            $  768,150
   Accounts receivable, net.......................................                 21,550,691            17,889,858
   Interest and other receivables.................................                    231,419               211,468
   Income tax receivable..........................................                    498,139               594,973
   Inventories....................................................                 11,784,379            10,661,758
   Prepaid expenses...............................................                     67,928               160,523
   Current deferred income taxes..................................                  1,012,997               829,713
                                                                                   ----------            ----------
      Total current assets........................................                 35,792,603            31,116,443

Property and equipment, net.......................................                  2,491,256             2,329,880
Noncurrent deferred income taxes..................................                  1,892,850             1,892,850
Debt issuance costs...............................................                  2,496,239             1,983,637
Other noncurrent assets...........................................                    142,299               253,535
Goodwill, net.....................................................                 18,106,031             9,392,044
                                                                               --------------         -------------
                                                                               $   60,921,278         $  46,968,389
                                                                               ==============         =============
          Liabilities and Shareholders' Equity (Deficit)
          ----------------------------------------------

Current Liabilities:
   Line of credit.................................................                $ 9,519,882           $ 4,000,000
   Current portion of long-term debt..............................                  2,800,000                   ---
   Accounts payable...............................................                  7,893,412             8,491,828
   Accrued payroll and benefits...................................                  1,587,937             1,588,855
   Accrued interest...............................................                    499,948               223,214
   Other accrued expenses.........................................                  1,889,086             1,877,365
                                                                                   ----------            ---------
      Total current liabilities...................................                 24,190,265            16,181,262

Long-term debt...................................................                  32,553,782            26,086,184
                                                                                   ----------            ----------
                                                                                   56,744,047            42,267,446
                                                                                   ----------            ----------

Shareholders' Equity (deficit):
Common stock, par value $.01, 35,000,000 and
25,000,000 shares authorized, 7,225,097 and 6,903,598
shares issued and outstanding at September 30, 1999 and
   March 31, 1999.................................................                     72,251                69,036
   Additional paid-in capital.....................................                 21,575,833            20,551,252
   Stock subscription receivable..................................                    (16,836)              (25,688)
   Accumulated deficit............................................                (17,414,871)          (15,864,166)
   Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment..........                    (39,146)              (29,491)
                                                                                 ------------         -------------
                                                                                    4,177,231             4,700,943
                                                                                 ------------         -------------
                                                                                $  60,921,278         $  46,968,389
                                                                                 ============          ============

   The accompanying notes to financial statements are an integral part hereof.



                                   Labtec Inc.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                     Three Months Ended September 30,          Six Months Ended September 30,
                                                     -------------------------------           ------------------------------
                                                            1999               1998                1999               1998
                                                            ----               ----                ----               ----


Net sales.......................................      $    21,674,325    $    15,686,559    $    37,186,584     $    29,528,190

Cost of sales...................................           13,100,580          9,882,199         22,275,774          18,389,274
                                                     ------------------------------------------------------------------------------

Gross profit....................................            8,573,745          5,804,360         14,910,810          11,138,916
                                                     ------------------------------------------------------------------------------

Operating expenses:
  Selling and marketing.........................            3,923,901          3,433,714          7,273,203           6,451,533
  General and administrative....................            1,296,846          1,821,674          2,334,494           3,191,078
  Research and development......................              575,117            395,516          1,072,916             855,478
  Depreciation..................................              412,954            360,550            758,719             683,539
  Amortization of goodwill......................            1,112,339            441,881          1,929,037             883,762
  Amortization of noncompete agreement..........                  ---             90,450                ---             180,900
                                                     ------------------------------------------------------------------------------
                                                            7,321,157          6,543,785         13,368,369          12,246,290
                                                     ------------------------------------------------------------------------------
Income (loss) from operations...................            1,252,588           (739,425)         1,542,441          (1,107,374)
  Interest expense, net.........................            1,001,509            842,429          1,762,905           1,799,806
  Other nonoperating (income) expense...........               31,848             (9,715)            59,208             (15,631)
                                                     ------------------------------------------------------------------------------

Total other income (expense)....................            1,033,357            832,714          1,822,113           1,784,175
                                                     ------------------------------------------------------------------------------

Income (loss) before income taxes...............              219,231         (1,572,139)          (279,672)         (2,891,549)

Provision (benefit) for income taxes............              206,185           (439,639)           255,483            (722,887)
                                                     ------------------------------------------------------------------------------

Net income (loss) before extraordinary items....               13,046         (1,132,500)          (535,155)         (2,168,662)

Extraordinary loss on extinguishment of debt, less
   applicable income tax benefit of $677,033               (1,015,550)               ---         (1,015,550)                ---
                                                     ------------------------------------------------------------------------------

Net loss........................................       $   (1,002,504)   $    (1,132,500)    $   (1,550,705)     $   (2,168,662)
                                                     ==============================================================================

Weighted average shares outstanding
  Basic.........................................            7,051,202          3,540,000          6,978,556           3,540,000
  Diluted.......................................            7,129,836          3,540,000          6,978,556           3,540,000

Net income (loss) per share before extraordinary
   loss
  Basic.........................................            $    0.00        $     (0.32)         $   (0.08)         $    (0.61)
                                                     =============================================================================
  Diluted.......................................            $    0.00        $     (0.32)         $   (0.08)         $    (0.61)

                                                     ==============================================================================

Net income (loss) per share
  Basic.........................................           $    (0.14)       $     (0.32)         $    (0.22)        $    (0.61)
                                                     ==============================================================================
  Diluted.......................................           $    (0.14)       $     (0.32)         $    (0.22)        $    (0.61)
                                                     ==============================================================================
Comprehensive income (loss)
  Net income (loss).............................       $   (1,002,504)   $    (1,132,500)     $   (1,550,705)    $   (2,168,662)
  Change in cumulative translation adjustment...               20,964                ---              (9,655)               ---
                                                     ------------------------------------------------------------------------------
Comprehensive loss..............................         $   (981,540)   $    (1,132,500)        $(1,560,360)    $   (2,168,662)
                                                     ==============================================================================

   The accompanying notes are an integral part of these financial statements.






                                   Labtec Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                           Six Months Ended September 30,
                                                                      -----------------------------------------
                                                                               1999                1998
                                                                               ----                ----
Cash flow from operating activities:
  Net loss......................................................                $(1,550,705)      $(2,168,662)
  Adjustments to reconcile net loss to net cash provided by
    (used) for operating activities:
      Depreciation..............................................                     758,719           683,538
      Amortization of goodwill..................................                   1,929,037           883,762
      Amortization of noncompete agreement......................                         ---           180,900
      Amortization of debt issuance costs.......................                     214,214           217,281
      Change in deferred income taxes...........................                      27,382         (681,407)
      Compensation expense on common stock sold to management                            ---           802,660
      Compensation expense on stock options granted.............                         ---             1,510
      Write-off of debt issuance costs..........................                   1,692,583               ---
  Changes in current assets and liabilities, net of effects of acquisitions:
      Accounts receivable.......................................                 (1,315,428)       (1,899,926)
      Interest and other receivables............................                    (19,951)            10,697
      Income taxes receivable...................................                      96,834               ---
      Inventories...............................................                   1,096,785         2,761,347
      Prepaid expenses..........................................                     100,772               ---
     Accounts payable...........................................                 (2,052,629)         3,067,839
     Accrued interest...........................................                     276,734          (45,108)
     Accrued payroll and other expenses.........................                   (567,062)         1,093,222
     Income taxes payable.......................................                   (448,658)         (242,480)

                                                                      -----------------------------------------
Net cash provided by operating activities.......................                     238,626         4,665,173
                                                                      -----------------------------------------

Cash flow from investing activities:
  Capital expenditures..........................................                   (726,492)         (499,807)
  Other assets..................................................                     111,236             1,164
  Costs associated with purchase of CRU.........................                (11,639,546)               ---

                                                                      -----------------------------------------
Net cash used for investing activities..........................                (12,254,801)         (498,643)
                                                                      -----------------------------------------

Cash flow from financing activities:
  Net increase (decrease) in short-term credit facility.........                   5,519,882       (2,500,000)
  Proceeds from issuance of long-term debt......................                  28,500,000              ----
  Repayment of long-term debt...................................                (20,732,403)         (125,000)
  Debt issuance costs...........................................                 (2,419,399)          (19,917)
  Proceeds from exercise of stock options.......................                      27,796              ----
  Proceeds from issuance of common stock........................                   1,000,000           111,383
  Collection on stock subscription..............................                       8,852              ----
  Repurchase and cancellation of common stock...................                        ---            (60,547)

                                                                      ----------------------------------------
Net cash provided by (used for) financing activities............                  11,904,728       (2,594,081)
                                                                      ----------------------------------------

Effect of foreign currency on cash..............................                     (9,653)             -----

Net increase (decrease) in cash.................................                   (121,100)         1,572,449

Cash at beginning of period.....................................                     768,150           988,417
                                                                      -----------------------------------------

Cash at end of period...........................................                    $647,050        $2,560,866
                                                                      =========================================

    The accompanying notes are an integral part of these financial statements

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

2.  Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,438,796 and $1,443,143 at September 30, 1999 and March 31, 1999,
respectively. At September 30, 1999 and March 31, 1999, 11% and 18%, respectively, of receivables were from one customer.

3.  Inventories

Inventories represent product manufactured for the Company by foreign factories subcontracted by the Company. Of total inventories, $1,107,211 and $2,169,918 was in transit at September 30, 1999 and March 31, 1999, respectively. During March 1999, the Company began taking title upon receipt of product and prior to that the Company took title upon shipment from such foreign factories.

4.  Property and Equipment

Property and equipment consists of the following:

                                      September 30, 1999        March 31, 1999
                                      ------------------         --------------
Leasehold improvements                   $   255,512             $   238,948
Tooling and molds                          2,325,742               2,328,602
Furniture and equipment                    2,228,650               1,878,998
Retail displays                            2,083,654               1,526,915
                                           ---------              ----------
                                           6,893,558               5,973,463
Less: accumulated depreciation            (4,402,302)             (3,643,583)
                                         ------------            ------------
                                         $ 2,491,256             $ 2,329,880
                                         ===========             ===========

                                  Labtec Inc.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



5.  Earnings Per Share

Net loss per share on a diluted basis is based on the weighted average number of shares of common stock and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the three and six months ended September 30, 1998 and for the six months ended September 30, 1999, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding. For the three months ended September 30, 1999 the dilutive impact of stock options are included in the computation of income per share before extraordinary loss and net loss per share in accordance with FAS 128.

Weighted average shares outstanding consist of the following:



                                                          For the Three Months Ended        For the Six Months Ended
                                                                 September 30,                      September 30,
                                                          --------------------------        ------------------------

                                                            1999             1998             1999            1998
                                                            ----             ----             ----            ----
Weighted average shares outstanding (basic)               7,051,202         3,540,000       6,978,556       3,540,000
Effect of dilutive stock options                             78,634                 0               0               0
                                                        -----------       -----------      ----------       ---------
Weighted average shares outstanding (diluted)             7,129,836         3,540,000       6,978,556       3,540,000
                                                          =========         =========       =========       =========



6.  Purchase of Connector Resources Unlimited, Inc.

On August 20, 1999, Labtec Inc. ("Labtec") completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"). As a result, Labtec acquired all the outstanding shares of CRU for approximately $12,000,000 in cash and $1,500,000 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000,000 credit facility with its lender and also sold 312,500 shares of common stock for $1,000,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest totaling $23,400,000; to pay debt issuance costs and loan fees on the new credit facility; to pay for certain acquisition costs related to the purchase of CRU; and to fund the purchase of CRU. CRU designs, develops and markets computer peripheral products principally in North America. The acquisition was accounted for as a purchase and therefore the operations of CRU have been included with those of the Company since August 20, 1999.

The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

Purchase price                               $13,500,000
Fair value of tangible assets acquired        (5,337,712)
Liabilities assumed                            2,098,202
Direct costs of  acquisition                     755,034
                                              ----------
Excess of purchase price over
  fair value of tangible assets              $11,015,524
                                              ==========

The excess of the purchase price over fair value of tangible assets acquired is being amortized over a useful life of three years.

There is contingent consideration that will affect the amount of goodwill being amortized.

The following unaudited pro forma information presents the results of the Company's operations assuming the CRU acquisition occurred at the beginning of the respective six-month periods, after giving effect to adjustments for amortization of goodwill, estimated increase in interest expense and the estimated impact on the income tax provision.


                                                   Three Months Ended                     Six Months Ended
                                                     September 30,                          September 30,
                                               -------------------------                -----------------
                                                1999               1998                1999               1998
                                                ----               ----                ----               ----
                                                      (unaudited)                            (unaudited)
Net sales                                     $23,624,513        $18,681,991         $43,095,672        $35,636,256
Net loss before extraordinary item               (611,784)        (2,019,580)         (1,650,934)        (3,968,737)
Net loss per share before
    extraordinary item:
     Basic and diluted                             (.08)              (.52)                (.23)             (1.03)



The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the CRU acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results. The unaudited pro forma information should be read in conjunction with the current report of the Company on Form 8-K dated
September 2, 1999 and the current report of the Company on Form 8-K/A filed November 2, 1999.

7.  Borrowings

In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500,000 revolving line of credit and $19,250,000 long-term loan with funds obtained from a $27,000,000 long-term loan and a $16,000,000 revolving line of credit with other lenders. Also a $1,500,000 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishment of debt. At September 30, 1999 the long-term loans were accruing interest at LIBOR plus 3.25-3.50% and the revolving line of credit was accruing interest at the prime rate plus 1.75%. The bank line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit and promissory note were $2,419,399 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

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

         On August 20, 1999, Labtec Inc. ("Labtec") completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"). As a result, Labtec acquired all the outstanding shares of CRU for approximately $12,000,000 in cash and $1,500,000 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000,000 credit facility with its lender and also sold 312,500 shares of common stock for $1,000,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest of $23,400,000; to pay issuance costs and loan fees on the new credit facility; to pay for certain acquisition costs related to the purchase of CRU; and to fund the purchase of CRU. CRU designs, develops and markets computer peripheral products principally in North America.


Three and Six Months Ended September 30, 1999 and September 30, 1998

NET SALES

         Net sales were $21,674,325 for the three months ended September 30, 1999 compared to $15,686,559 for the three months ended September 30, 1998 and $37,186,584 for the six months ended September 30, 1999 compared to $29,528,190 for the six months ended September 30, 1998.



                                          Three Months Ended                            Six Months Ended
                                            September 30,                                September 30,
                               -----------------------------------------   -------------------------------------------
                                       (in thousands, except %)                     (in thousands, except %)
                                   1999          1998       % Change           1999           1998         % Change
                                   ----          ----       --------           ----           ----         --------
Net Sales                         $21,674      $15,687         38%            $37,187        $29,528         26%

The increase in net sales over the periods was primarily due to the increase in sales for the Company's PC Voice Access line of products and the addition of sales from the 3D motion control line of products and data storage products.

COST OF SALES



                                          Three Months Ended                            Six Months Ended
                                            September 30,                                September 30,
                               -----------------------------------------   -------------------------------------------
                                       (in thousands, except %)                     (in thousands, except %)
                                   1999          1998       % Change           1999           1998         % Change
                                   ----          ----       --------           ----           ----         --------
Cost of Sales                     $13,101       $9,882         33%            $22,276        $18,389         21%
As a % of Net Sales                60.4%        63.0%                          59.9%          62.3%



         Cost of sales increased for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 primarily as a result of higher net sales. Cost of sales as a percentage of net sales decreased for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 primarily as a result of the change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (voice access and personal audio), as well as the addition of the 3D controller in 1999 which has lower cost of goods sold.

RESEARCH AND DEVELOPMENT

                                             Three Months Ended                          Six Months Ended
                                                September 30,                              September 30,
                                      ----------------------------------      ----------------------------------------
                                          (in thousands, except %)                   (in thousands, except %)
                                        1999      1998      % Change             1999         1998         % Change
                                        ----      ----      --------             ----         ----         --------
Research & Development                 $ 575     $ 396         45%             $ 1,073        $ 855          25%
As a % of Net Sales                     2.7%      2.5%                           2.9%         2.9%



         Research and development expenses increased over the periods primarily due to the increased investment in the development of new speakers and voice access products and the enhancement of current products. Also the dollar increase reflects the increased hiring of employees working in research and development.

SELLING AND MARKETING



                                          Three Months Ended                            Six Months Ended
                                            September 30,                                September 30,
                               -----------------------------------------   -------------------------------------------
                                       (in thousands, except %)                     (in thousands, except %)
                                   1999          1998       % Change           1999           1998         % Change
                                   ----          ----       --------           ----           ----         --------
Selling and Marketing             $3,924        $3,434         14%            $7,273         $6,452          13%
As a % of Net Sales                18.1%        21.9%                          19.6%          21.8%


         Selling and marketing expenses increased in dollar amount in the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 primarily as a result of additional sales personnel, higher travel costs to support the increased sales volume and increased marketing effort in the North American Retail portion of the business to maintain market share in this very competitive market. Selling and marketing expenses as a percentage of net sales decreased for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 primarily because a portion of selling and marketing expenses are fixed.

GENERAL AND ADMINISTRATIVE


                                            Three Months Ended                          Six Months Ended
                                              September 30,                              September 30,
                                   -------------------------------------   -------------------------------------------
                                         (in thousands, except %)                   (in thousands, except %)
                                     1999        1998       % Change           1999           1998         % Change
                                     ----        ----       --------           ----           ----         --------
General & Administrative            $1,297      $1,822        (29%)           $2,334         $3,191         (27%)
As a % of Net Sales                  6.0%       11.6%                          6.3%           10.8%



         General and administrative expenses, which include the Company's corporate finance, human resources and administrative functions, decreased in dollar amount in the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998. As a percentage of net sales, general and administrative expenses decreased for the three and six months ended September 30, 1999 compared to the same periods ended September 30, 1998. The dollar decrease and the decrease as a percentage of net sales are due primarily to severance costs related to the termination of one Company officer and compensation expense on common stock sold to management recorded during the periods in 1998.

DEPRECIATION



                                          Three Months Ended                            Six Months Ended
                                            September 30,                                September 30,
                               -----------------------------------------   -------------------------------------------
                                       (in thousands, except %)                     (in thousands, except %)
                                   1999          1998       % Change           1999           1998         % Change
                                   ----          ----       --------           ----           ----         --------
Depreciation                       $ 413         $361          14%             $ 759          $684           11%
As a % of Net Sales                1.9%          2.3%                          2.0%           2.3%



         Depreciation dollar amounts increased for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998 as the result of increased capital expenditures for computer equipment, retail displays and tooling and molds for new products being developed. As a percentage of net sales depreciation decreased primarily due to the increase in net sales.

AMORTIZATION


                                          Three Months Ended                            Six Months Ended
                                            September 30,                                September 30,
                               -----------------------------------------   -------------------------------------------
                                       (in thousands, except %)                     (in thousands, except %)
                                   1999          1998       % Change           1999           1998         % Change
                                   ----          ----       --------           ----           ----         --------
Amortization                      $1,112         $532         109%            $1,929         $1,065          81%
As a % of Net Sales                5.1%          3.4%                          5.2%           3.6%



         Amortization increased in dollar amount in the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998. As a percentage of net sales, amortization increased for the three and six months ended September 30, 1999 compared to the same periods ended September 30, 1998. The Company amortizes goodwill (the purchase price paid for Spacetec and CRU in excess of the fair value of net tangible assets) over thirty-six (36) months. Both acquisitions took place after the end of the six-month period ended September 30, 1998.

INTEREST EXPENSE, NET



                                          Three Months Ended                             Six Months Ended
                                             September 30,                                September 30,
                                ----------------------------------------     -----------------------------------------
                                       (in thousands, except %)                      (in thousands, except %)
                                    1999         1998       % Change            1999          1998         % Change
                                    ----         ----       --------            ----          ----         --------
Interest Expense                   $1,002        $842          19%             $1,763        $1,800          (2%)
As a % of Net Sales                 4.6%         5.4%                           4.7%          6.1%



         Net interest expense increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 as the result of the Company refinancing and increasing its debt in conjunction with the purchase of CRU. For the six months ended September 30, 1999 compared to the six months ended September 30, 1998, net interest expense decreased slightly. Net interest expense as a percentage of net sales decreased due to the increase in net sales.

INCOME TAXES

                                            Three Months Ended                           Six Months Ended
                                               September 30,                              September 30,
                                    ------------------------------------     -----------------------------------------
                                              (in thousands)                              (in thousands)
                                          1999              1998                    1999                 1998
                                          ----              ----                    ----                 ----
Provision for Income Taxes                $206             $(440)                   $255                $(723)
As a % of Net Sales                       1.0%             (2.8%)                   0.7%                (2.4%)


         The percentage and dollar amount increase in the income tax provision for the three and six months ended September 30, 1999 compared to 1998 is primarily due to the increase in operating income and the result of the amortization of goodwill being nondeductible for income tax purposes.

Liquidity and Capital Resources

         As of September 30, 1999, the Company had $647,050 in cash and cash equivalents and working capital of $11,602,338. The working capital balance decreased from March 31, 1999 primarily due to the increase in borrowing on the line of credit, which was partially offset by the increase in accounts receivable and a decrease in accounts payable.

         Net cash provided by operating activities was $256,223 for the six months ended September 30, 1999, compared to cash provided by operating activities of $4,665,173 for the six months ended September 30, 1998. The decrease in net cash provided by operating activities in 1999 were largely due to the increase in accounts receivable and decrease in accounts payable, which were partially offset by the increase in depreciation and amortization of goodwill.

        Net cash used for investing activities was $12,254,801 for the six months ended September 30, 1999 compared to $498,643 in 1998. The increase was primarily due to the purchase of CRU in August 1999.

         Financing activities provided net cash of $11,887,131 for the six months ended September 30, 1999, principally from the refinancing of the Company's long-term debt and revolving line of credit in conjunction with the purchase of CRU.

         The Company refinanced its long-term debt and short-term revolving line of credit in August 1999. Outstanding at September 30, 1999 was $27,000,000 on long-term loans, $6,000,000 in subordinated debt, $9,519,882 on the line of credit, $1,065,000 on a six-year promissory note that was issued to the holders of Labtec common stock outstanding just prior to the time of the merger with Spacetec and $1,500,000 on a seven and one-half year promissory note issued to the prior shareholders of CRU. At September 30, 1999, the long-term loans were accruing interest at the Eurodollar rate plus 3.25 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.75% and the promissory notes at 10% and 6%, respectively.

         Capital expenditures were $726,492 for the six months ended September 30, 1999. This compares to $499,807 for the six months ended September 30, 1998. These capital expenditures were primarily for the purchase of computer equipment, tooling and molds and retail displays.

         The Company believes that its existing cash and revolving line of credit, together with future funds from operations, will satisfy its need for working capital and other cash requirements.

Year 2000 Issues

         The Year 2000 issue ("Year 2000" or "Y2K") is the result of date-sensitive devices, systems and computer programs that were deployed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         The Company has completed its assessment of its information systems which support business applications and has completed the process of modifying or replacing those portions of the software that were required.

         The assessment of products sold to customers also has been completed. No date-sensitive devices or applications are included in the Company's products and no risk relating to Year 2000 is considered to exist regarding the functionality of the Company's products. However, since some of the Company's products are intended to be used in conjunction with other hardware and applications through third-party suppliers, there can be no assurance that the users of these products will not experience Y2K problems as a result of the integration of the Company's products with non-compliant Y2K products of such third-party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to the lack in such products of any date-related processing of the hardware or driver software.

         The Company also is assessing the readiness of its key suppliers and business partners to determine whether the products obtained by it from such vendors are Y2K complaint. Its vendors are under no contractual obligation to provide such information to the Company.

         Based on the information available and compliance measures implemented by the Company to date, the Company has completed its Y2K compliance review and has made the necessary modifications.

         The  costs  associated  with  required   modifications  to  become  Y2K
compliant  have  not  been  material  to the  Company's  result  of  operations, liquidity and financial condition. The Company has incurred costs of approximately $50,000 for its Y2K readiness programs.

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

          The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. These factors include, but are not limited to: business conditions and growth in the personal computer and workstation industries and general economies, both domestic and international; dependence on a limited number of retail customers; dependence on a limited number of source suppliers; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customers' inventory levels; competitive factors, including increased competition, new product offerings by competitors and pricing pressures; changes in product mix; dependency on proprietary technology; technological difficulties and resource constraints encountered in developing new products; product shipment interruptions; and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          None.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits:

Number          Description of Exhibit                           Method of Filing
---------------------------------------------------------------------------------

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

3.2             Articles of Amendment                            Incorporated by reference to Exhibit 3.2 to the
                                                                 1999 Form 10-K

3.3             Articles of Amendment                            Filed herewith

3.4             Amended and Restated By-Laws of the Company      Incorporated by reference to Exhibit 3.3 to the
                                                                 1999 Form 10-K

4.1             Specimen certificate for shares of common        Incorporated by reference to Exhibit 4.1 to the
                stock of the Company                             1999 Form 10-K

10.1            Labtec Inc. Amended and Restated 1997 Employee   Incorporated by reference to Exhibit 10.1 to the
                Stock Option Plan                                1999 Form 10-K

10.2            1997 Employee Stock Option Plan -                Incorporated by reference to Exhibit 10.2 to the
                Option Certificate and Agreement                 1999 Form 10-K

10.3            Amended and Restated 1997 Employee Stock         Incorporated by reference to Exhibit 10.3 to the
                Option Plan - Option Certificate and Agreement   1999 Form 10-K

10.4            Amended and Restated Stock Option Plan           Incorporated by reference to Exhibit 10.1 to the
                                                                 Company's Registration Statement on Form S-1
                                                                 (Commission File No. 33-98064) (the
                                                                 "Registration Statement")

10.5            Amended and Restated 1995 Director Stock         Incorporated by reference to Exhibit 10.2 to the
                Option Plan                                      Company's Annual Report on Form 10-K for the
                                                                 fiscal year ended March 31, 1997

10.6            1995 Employee Stock Purchase Plan                Incorporated by reference to Exhibit 10.3 to the
                                                                 Registration Statement




Number          Description of Exhibit                           Method of Filing
---------------------------------------------------------------------------------

10.7            Amended and Restated Agreement and Plan of       Incorporated by reference to Exhibit 2.1 to the
                Merger among Spacetec IMC Corporation, SIMC      Company's Current Report on Form 8-K dated
                Acquisition Corporation and Labtec Inc., dated   October 21, 1998 (date of earliest event
                as of October 2, 1998, as amended and restated   reported) filed with the Commission (File No.
                as of November 13, 1998                          0-27302) on November 17, 1998

10.8            Spacetec IMC Corporation Unsecured               Incorporated by reference to Exhibit 10.8 to the
                Subordinated Promissory Note for $1,065,000      1999 Form 10-K
                dated February 17, 1999

10.9            Stock Purchase Agreement, dated as of August     Incorporated by reference to Exhibit 2.1 to the
                4, 1999, among the Purchaser, the Company and    Company's Current Report on Form 8-K dated
                each of the stockholders of Connector            August 20, 1999 (date of earliest event
                Resources Unlimited, Inc.                        reported) filed with the Commission (File No.
                                                                 0-27302) on September 2, 1999 (the "1999 Form 8-K")

10.10           Form of Promissory Note, dated as of August 20,  Incorporated by reference to Exhibit 2.2 to the
                1999 issued by the Company and payable to Carl   1999 Form 8-K
                Gromada, as collection agent for each of the
                stockholders of Connector Resources Unlimited,
                Inc.

10.11           Form of Credit Agreement, dated as of August 20,   Filed herewith
                1999, among the Company and certain subsidiaries,
                various guarantors, various lending
                institutions and The Chase Manhattan Bank, as
                agent

10.12           Recapitalization Agreement and Plan of Merger    Incorporated by reference to Exhibit 10.12 to
                between Speaker Acquisition Corp. and LEI        the 1999 Form 10-K
                Holdings, Inc., dated as of August 26, 1997

                Lease Agreement, dated April 24, 1997, between
10.13           Pacific Realty Associates, L.P., and Labtec      Incorporated by reference to Exhibit 10.13 to
                Enterprises, Inc.                                the 1999 Form 10-K

10.14           Lease Agreement, dated February 4, 1998,         Incorporated by reference to Exhibit 10.14 to
                between Columbia Tech Center, L.L.C., and        the 1999 Form 10-K
                Labtec Inc.




Number          Description of Exhibit                           Method of Filing
---------------------------------------------------------------------------------


10.15           Sublease Agreement, dated December 26, 1995,     Incorporated by reference to Exhibit 10.4 to the
                between Spacetec and TRC Environmental           Company's Annual Report on Form 10-K for the
                Corporation                                      fiscal year ended March 31, 1996 (the "1996 Form 10-K")

10.16           Labtec Enterprises, Inc. $6,000,000 Principal    Incorporated by reference to Exhibit 10.16 to
                Amount of Senior Subordinated Notes and 50,000   the 1999 Form 10-K
                Shares of Common Stock Purchase Agreement,
                dated October 7, 1997

10.17           Amendment to Purchase Agreement, dated as of     Filed herewith
                October 25, 1999 and effective as of August
                20, 1999, between Labtec Corporation and The
                KB Mezzanine Fund II, L.P.

10.18           Recognition, Non-Disturbance and Attorney        Incorporated by reference to Exhibit 10.5 to the
                Agreement, dated December 26, 1995, between      1996 Form 10-K
                the Company and Historic Boott Mill Limited
                Partnership

10.19           Royalty Agreement, dated May 29, 1991, between   Incorporated by reference to Exhibit 10.6 to the
                the Company and John A. Hilton                   Registration Statement

10.20           Resale Agreement, dated as of May 1, 1991,       Incorporated by reference to Exhibit 10.8 to the
                between the Company and Electronic Data          Registration Statement.  See also footnote 1
                Systems Corporation (as successors to            below.
                McDonnell Douglas Corporation), as amended by
                Amendment No. 1 dated December 23, 1993, and
                Amendment No. 2 dated October 6, 1994

10.21           Distribution and Marketing Agreement, dated      Incorporated by reference to Exhibit 10.9 to the
                April 28, 1994, between the Company and          Registration Statement.  See also footnote 1
                Sumisho Electronic Devices Corporation           below.

10.22           Form of Confidentiality and Inventions           Incorporated by reference to Exhibit 10.11 to
                Agreement between the Company and its employees  the Registration Statement.



Number          Description of Exhibit                           Method of Filing
---------------------------------------------------------------------------------


10.23           Form of Non-Disclosure Agreement between the     Incorporated by reference to Exhibit 10.12 to
                Company and its consultants                      the Registration Statement.

10.24           Severance Agreement, dated March 18, 1998,       Incorporated by reference to Exhibit 10.15 to
                between the Company and Dennis T. Gain           the Company's Annual Report on Form 10-K for the
                                                                 fiscal year ended March 31, 1998

10.25           Employment Agreement, dated June 1, 1998,        Incorporated by reference to Exhibit 10.24 to
                between the Company and Gregory Jones            the 1999 Form 10-K

27.1            Financial Data Schedule                          Filed herewith





--------
(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


          (b)     Reports on Form 8-K

                  On September 2, 1999, the Company filed a Current Report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets, in connection with the acquisition of all of the outstanding capital stock of Connector Resources Unlimited, Inc. ("CRU").

                  On November 1, 1999, the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, in connection with the filing of a September 30, 1999 balance sheet for the purpose of complying with Nasdaq requirements.

                  On November 2, 1999, the Company filed a Current Report on Form 8-K/A relating to Item 7, Financial Statements, in connection with the CRU acquisition.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LABTEC INC.


Dated:    November 15, 1999              By:    /s/ Marc J. Leder
                                              ---------------------------------
                                                    Marc J. Leder
                                                    Chief Financial Officer


                               EXHIBIT INDEX
                               -------------

Exhibit Number                                                         Description
--------------                                                         -----------
3.1                           Restated Articles of Organization

3.2                           Articles of Amendment

3.3                           Articles of Amendment

3.4                           Amended and Restated By-Laws of the Company

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

10.8                          Spacetec  IMC  Corporation  Unsecured Subordinated Promissory Note for
                              $1,065,000 dated February 17, 1999

10.9                          Stock Purchase Agreement, dated as of August 4, 1999, among the
                              Purchaser, the Company and each of the stockholders of Connector
                              Resources Unlimited, Inc.



10.10                         Form of Promissory Note, dated as of August 20, 1999, issued by the Company and payable to Carl Gromada, as collection agent for each of the stockholders of Connector Resources Unlimited, Inc.

10.11                         Form of Credit Agreement, dated as of August 20, 1999, among the Company and certain  subsidiaries,  various guarantors, various lending institutions  and The Chase Manhattan Bank, as agent

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

10.17                         Amendment to Purchase Agreement, dated as of October 25, 1999 and effective  as  of  August  20,  1999, between Labtec Corporation and The KB Mezzanine Fund II, L.P.

10.18                         Recognition, Non-Disturbance and Attorney Agreement, dated December
                              26, 1995, between the Company and Historic Boott Mill Limited
                              Partnership

10.19                         Royalty Agreement, dated May 29, 1991, between the Company and John
                              A. Hilton




Exhibit Number                                            Description
--------------                                            -----------

10.20                         Resale Agreement,  dated as of May 1, 1991,   between   the   Company   and
                              Electronic  Data Systems  Corporation (as  successors to McDonnell  Douglas
                              Corporation), as amended by Amendment No. 1 dated  December 23,  1993,  and
                              Amendment No. 2 dated October 6, 1994

10.21                         Distribution and Marketing Agreement, dated April 28, 1994, between the Company and Sumisho Electronic Devices Corporation

10.22                         Form of Confidentiality and Inventions Agreement between the
                              Company and its employees

10.23                         Form of Non-Disclosure Agreement between the Company and its consultants

10.24                         Severance Agreement, dated March 18, 1998, between the Company and
                              Dennis T. Gain

10.25                         Employment Agreement, dated June 1, 1998, between the Company and
                              Gregory Jones

27.1                          Financial Data Schedule


                                                                    Exhibit 3.3


                        The Commonwealth of Massachusetts
                             William Francis Galvin
                          Secretary of the Commonwealth
              One Ashburton Place, Boston, Massachusetts 02108-1512


                              ARTICLES OF AMENDMENT
                    (General Laws, Chapter 156B, Section 72)


We,      Mark J. Leder                                         "Vice President",
    ----------------------------------------------------------

and      Rodger R. Krouse,                                           "Clerk",
     ---------------------------------------------------------------
of       Labtec Inc.
     --------------------------------------------------------------------------
                           (Exact name of corporation)


located at Boot Cotton Mill, 100 Foot of John Street, Lowell, MA  01852        ,
          ---------------------------------------------------------------------
                  (Street address of corporation in Massachusetts)


certify that these Articles of Amendment affecting articles numbered:


Article VI,  Section  A,  Paragraphs  1 and 2
-------------------------------------------------------------------------------
          (Number those articles 1, 2, 3, 4, 5 and/or 6 being amended)


of the Articles of Organization were duly adopted at a meeting held on September 15, 1999, by vote of:

  4,690,711   shares of   Common Stock       of  7,191,029   shares outstanding,
-----------            --------------------      --------
                   (type, class & series, if any)

as of the record date

           shares of                    of              shares outstanding, and
-----------         ------------------     -------------
             (type, class & series, if any)

            shares of                   of              shares outstanding, and
-----------          -----------------     -------------
             (type, class & series, if any)

1**being at least a majority of each type, class or series outstanding and entitled to vote thereon:

* Delete the inapplicable words.    **Delete the inapplicable clause
1 For amendments adopted pursuant to Chapter 156B, Section 70.
2 For amendments adopted pursuant to Chapter 156B, Section 71.
Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch. Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

To change the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

The total presently authorized is:

-------------------------------------------------------------------------------
  WITHOUT PAR VALUE STOCKS                    WITH PAR VALUE STOCKS
-------------------------------------------------------------------------------
  TYPE     NUMBER OF SHARES     TYPE          NUMBER OF SHARES        PAR VALUE
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Common:                         Common:
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Preferred:                     Preferred:
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



Change the total authorized to:

-------------------------------------------------------------------------------
  WITHOUT PAR VALUE STOCKS                    WITH PAR VALUE STOCKS
-------------------------------------------------------------------------------
  TYPE     NUMBER OF SHARES     TYPE          NUMBER OF SHARES        PAR VALUE
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Common:                         Common:
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Preferred:                     Preferred:
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   ARTICLE IV
                                   ----------
                             OTHER LAWFUL PROVISIONS
                             -----------------------


A.       Board of Directors

         1. Term. The business and affairs of this corporation shall be managed by or under the direction of a Board of Directors consisting of such number of directors as provided in the By-laws of the corporation. Each director shall be elected by the stockholders to hold office for a term ending at the annual meeting following the annual meeting at which such director was elected. Each director shall serve until a successor shall have been chosen and qualified, subject to prior retirement, disqualification, resignation, death or removal from office.

         2. Vacancies. Except as otherwise determined by the Board of Directors in establishing a series of Preferred Stock as to directors elected by holders of such series, any vacancies occurring in the Board of Directors for any reason, and any newly created directorships resulting from an increase in the number of directors, may be filled by a majority of the directors then in office, though less than a quorum. Any directors so chosen shall hold office until the next annual meeting of stockholders and until their respective successors shall be chosen and qualified subject, however, to prior retirement, disqualification, resignation, death or removal from office.










The foregoing amendment(s) will become effective when these Articles of Amendment are filed in accordance with General Laws, Chapter 156B, Section 6 unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

Later effective date:_______________________.

SIGNED UNDER THE PENALTIES OF PERJURY, this  14th  day of   October    , 1999.
                                            ------        ----------

          /s/Marc J. Leder                        , Vice President,
-------------------------------------------------

         /s/Rodger R. Krouse                      , Clerk
-------------------------------------------------


*Delete the inapplicable words.

                        THE COMMONWEALTH OF MASSACHUSETTS

                              ARTICLES OF AMENDMENT
                    (General Laws, Chapter 156B, Section 72)



                  I hereby approve the within Articles of Amendment and, the filing fee in the amount of $100 having been paid, said articles are deemed to have been filed with me this 21st day of October 1999.


                  Effective date:______________________



                           /s/ William Francis Galvin






                             WILLIAM FRANCIS GALVIN
                          Secretary of the Commonwealth











                         TO BE FILLED IN BY CORPORATION
                      Photocopy of document to be sent to:

                                Bridge Service Corp.
                            ------------------------

                             5 Beekman Street, #925
                            ------------------------

                               New York, NY 10038
                            ------------------------

                             Telephone: 212-267-8600

******


================================================================================



                                CREDIT AGREEMENT


                           Dated as of August 20, 1999

                                      Among


              LABTEC INC., LABTEC CORPORATION, SPACETEC CORPORATION
                    and CONNECTOR RESOURCES UNLIMITED, INC.,

                          THE GUARANTORS NAMED HEREIN,

                            THE LENDERS NAMED HEREIN,


                   THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE
                              AND COLLATERAL AGENT,

                    NEWCOURT COMMERCIAL FINANCE CORPORATION,
                             AS DOCUMENTATION AGENT

                                       and

                       THE FIRST NATIONAL BANK OF CHICAGO,
                              AS SYNDICATION AGENT



================================================================================

                                TABLE OF CONTENTS

                                                                            Page

I.   DEFINITIONS..............................................................1
     SECTION 1.01.     Certain Defined Terms..................................1
     SECTION 1.02.     Accounting Terms......................................25

II.  THE LOANS...............................................................26
     SECTION 2.01.     Term Loan Commitments and Revolving Credit
                       Commitments...........................................26
     SECTION 2.02.     Loans.................................................26
     SECTION 2.03.     Notice of Loans.......................................29
     SECTION 2.04.     Notes; Repayment of Loans.............................30
     SECTION 2.05.     Interest on Loans.....................................32
     SECTION 2.06.     Fees..................................................32
     SECTION 2.07.     Termination and Reduction of Revolving Credit
                       Commitments and Term Loan Commitments.................33
     SECTION 2.08.     Interest on Overdue Amounts; Alternate Rate of
                       Interest..............................................34
     SECTION 2.09.     Prepayment of Loans...................................34
     SECTION 2.10.     Reserve Requirements; Change in Circumstances.........38
     SECTION 2.11.     Change in Legality....................................41
     SECTION 2.12.     Indemnity.............................................41
     SECTION 2.13.     Pro Rata Treatment; Assumption by and Delegation
                       of Authority to the Agent.............................42
     SECTION 2.14.     Sharing of Setoffs....................................45
     SECTION 2.15.     Payments and Computations.............................46
     SECTION 2.16.     Taxes.................................................47
     SECTION 2.17.     Issuance of Letters of Credit.........................49
     SECTION 2.18.     Payment of Letters of Credit; Reimbursement...........50
     SECTION 2.19.     Agent's Actions with respect to Letters of Credit.....52
     SECTION 2.20.     Letter of Credit Fees.................................52

III. COLLATERAL SECURITY.....................................................53
     SECTION 3.01.     Security Documents....................................53
     SECTION 3.02.     Filing and Recording..................................53

IV.  REPRESENTATIONS AND WARRANTIES..........................................54
     SECTION 4.01.     Organization, Legal Existence.........................54
     SECTION 4.02.     Authorization.........................................54
     SECTION 4.03.     Governmental Approvals................................55
     SECTION 4.04.     Binding Effect........................................55
     SECTION 4.05.     Material Adverse Change...............................55

                                                                            Page

     SECTION 4.06.     Litigation; Compliance with Laws; etc.................55
     SECTION 4.07.     Financial Statements..................................56
     SECTION 4.08.     Federal Reserve Regulations...........................56
     SECTION 4.09.     Taxes.................................................57
     SECTION 4.10.     Employee Benefit Plans................................57
     SECTION 4.11.     No Material Misstatements.............................59
     SECTION 4.12.     Investment Company Act; Public Utility Holding
                        Company Act..........................................59
     SECTION 4.13.     Security Interest.....................................59
     SECTION 4.14.     Use of Proceeds.......................................59
     SECTION 4.15.     Subsidiaries..........................................60
     SECTION 4.16.     Title to Properties; Possession Under Leases;
                        Trademarks...........................................60
     SECTION 4.17.     Solvency..............................................60
     SECTION 4.18.     Permits, etc..........................................61
     SECTION 4.19.     Compliance with Environmental Laws....................61
     SECTION 4.20.     No Change in Credit Criteria or Collection Policies...62
     SECTION 4.21.     Employee Matters......................................62
     SECTION 4.22.     Acquisition...........................................63
     SECTION 4.23.     Year 2000.............................................63

V.   CONDITIONS OF CREDIT EVENTS.............................................63
     SECTION 5.01.     All Credit Events.....................................64
     SECTION 5.02.     First Borrowing.......................................64

VI.  AFFIRMATIVE COVENANTS...................................................69
     SECTION 6.01.     Legal Existence.......................................70
     SECTION 6.02.     Businesses and Properties.............................70
     SECTION 6.03.     Insurance.............................................70
     SECTION 6.04.     Taxes.................................................71
     SECTION 6.05.     Financial Statements, Reports, etc....................71
     SECTION 6.06.     Litigation and Other Notices..........................74
     SECTION 6.07.     ERISA.................................................75
     SECTION 6.08.     Maintaining Records; Access to Properties and
                       Inspections; Right to Audit...........................76
     SECTION 6.09.     Use of Proceeds.......................................76
     SECTION 6.10.     Fiscal Year-End.......................................76
     SECTION 6.11.     Further Assurances....................................76
     SECTION 6.12.     Additional Grantors and Guarantors....................76
     SECTION 6.13.     Environmental Laws....................................77
     SECTION 6.14.     Pay Obligations to Lenders and Perform Other
                       Covenants.............................................79
     SECTION 6.15.     Maintain Operating Accounts...........................79

                                                                            Page

     SECTION 6.16.     Purchase Price Adjustments............................79
     SECTION 6.17.     Amendments............................................79
     SECTION 6.18.     Interest Rate Protection..............................79
     SECTION 6.19.     Year 2000.............................................80
     SECTION 6.20.     Certain Subsidiaries..................................80

VII. NEGATIVE COVENANTS......................................................80
     SECTION 7.01.     Liens.................................................80
     SECTION 7.02.     Sale and Lease-Back Transactions......................82
     SECTION 7.03.     Indebtedness..........................................82
     SECTION 7.04.     Dividends, Distributions and Payments.................83
     SECTION 7.05.     Consolidations, Mergers and Sales of Assets...........83
     SECTION 7.06.     Investments...........................................84
     SECTION 7.07.     Capital Expenditures..................................86
     SECTION 7.08.     Leverage Ratio; EBITDA................................86
     SECTION 7.09.     Debt Service Coverage Ratio...........................87
     SECTION 7.10.     Interest Coverage Ratio...............................87
     SECTION 7.11.     Business..............................................88
     SECTION 7.12.     Sales of Receivables..................................88
     SECTION 7.13.     Use of Proceeds.......................................88
     SECTION 7.14.     ERISA.................................................88
     SECTION 7.15.     Accounting Changes....................................89
     SECTION 7.16.     Prepayment or Modification of Indebtedness;
                       Modification of Charter Documents.....................89
     SECTION 7.17.     Transactions with Affiliates..........................89
     SECTION 7.18.     Consulting Fees.......................................89
     SECTION 7.19.     Negative Pledges, etc.................................90
     SECTION 7.20.     Activities of Acquisition Corp........................90

VIII. EVENTS OF DEFAULT......................................................90

IX.  AGENT...................................................................94

X.   MANAGEMENT, COLLECTION AND STATUS OF RECEIVABLES AND
     OTHER COLLATERAL........................................................99
     SECTION 10.01.    Collection of Receivables; Management of Collateral...99
     SECTION 10.02.    Receivables Documentation............................101
     SECTION 10.03.    Status of Receivables and Other Collateral...........101
     SECTION 10.04.    Monthly Statement of Account.........................102
     SECTION 10.05.    Collateral Custodian.................................103

                                                                            Page

XI.  MISCELLANEOUS..........................................................103
     SECTION 11.01.    Notices..............................................103
     SECTION 11.02.    Survival of Agreement................................104
     SECTION 11.03.    Successors and Assigns; Participations...............104
     SECTION 11.04.    Expenses; Indemnity..................................108
     SECTION 11.05.    Applicable Law.......................................109
     SECTION 11.06.    Right of Setoff......................................109
     SECTION 11.07.    Payments on Business Days............................110
     SECTION 11.08.    Waivers; Amendments..................................110
     SECTION 11.09.    Severability.........................................111
     SECTION 11.10.    Entire Agreement; Waiver of Jury Trial, etc..........112
     SECTION 11.11.    Confidentiality......................................112
     SECTION 11.12.    Submission to Jurisdiction...........................113
     SECTION 11.13.    Counterparts; Facsimile Signature....................113
     SECTION 11.14.    Headings.............................................114

XII. GUARANTEES.............................................................114

EXHIBITS

EXHIBIT A-1        Form of Term Note-A
EXHIBIT A-2        Form of Term Note-B
EXHIBIT B          Form of Revolving Credit Note
EXHIBIT C          Form of Opinion of Counsel
EXHIBIT D          Form of Pledge Agreement
EXHIBIT E          Form of Security Agreement
EXHIBIT F          Form of Assignment and Acceptance
EXHIBIT G          Form of Security Agreement - Trademarks, Patents and
                   Copyrights
EXHIBIT H          Form of Assignment of Contract

SCHEDULES

SCHEDULE 1         Subordinated Indebtedness
SCHEDULE 2         Assets of Certain Subsidiaries
SCHEDULE 2.01(a)   Term Loan Commitments
SCHEDULE 2.01(b)   Revolving Credit Commitments
SCHEDULE 2.02      Domestic Lending Offices
SCHEDULE 2.03      Eurodollar Lending Offices
SCHEDULE 4.01      Qualified Jurisdictions
SCHEDULE 4.05      Material Adverse Change
SCHEDULE 4.06(a)   Litigation
SCHEDULE 4.06(b)   Compliance with Laws
SCHEDULE 4.15      Subsidiaries
SCHEDULE 4.19      Environmental Law Compliance
SCHEDULE 4.21      Employee Matters

SCHEDULE 6.05(g)   Inventory Designations
SCHEDULE 6.05(j)   Borrowing Base Certificate
SCHEDULE 6.13      Hazardous Materials
SCHEDULE 7.01      Existing Liens
SCHEDULE 7.03      Existing Indebtedness

                  CREDIT AGREEMENT, dated as of August 20, 1999 (as amended, modified or supplemented from time to time the "Agreement"), among LABTEC INC., a Massachusetts corporation ("Holdings"), LABTEC CORPORATION, a Delaware corporation ("Labtec"), SPACETEC CORPORATION, a Delaware corporation ("Spacetec"), and CONNECTOR RESOURCES UNLIMITED, INC., a California corporation ("CRU" and together with Holdings, Labtec and Spacetec, the "Borrowers"), the Guarantors named herein and signatories hereto, the financial institutions from time to time party hereto, initially consisting of those financial institutions listed on Schedules 2.01(a) and 2.01(b) annexed hereto (collectively, the "Lenders"), and THE CHASE MANHATTAN BANK, as administrative and collateral agent for the Lenders (in such capacity, the "Agent"), NEWCOURT COMMERCIAL FINANCE CORPORATION, as Documentation Agent, and THE FIRST NATIONAL BANK OF CHICAGO, as Syndication Agent.


         The Borrowers have applied to the Lenders for Credits (such term and all other capitalized terms used in this paragraph having the respective meanings ascribed to such terms above or hereinafter) up to an aggregate principal amount of $43,000,000 in the form of (a) a Term Loan-A to the Borrowers in an aggregate principal amount not in excess of $18,000,000 outstanding, (b) a Term Loan-B to the Borrowers in an aggregate principal amount not in excess of $9,000,000 outstanding and (c) Revolving Credit Loans to the Borrowers at any time and from time to time prior to the Revolving Credit Termination Date in an aggregate principal amount not in excess of $16,000,000 at any time outstanding. The proceeds of the Term Loans and, in part, the Revolving Credit Loans shall be used to (x) repay a demand loan made to Acquisition Corp. the proceeds of which were utilized to partially finance the Acquisition pursuant to the Acquisition Agreement and (y) for related Transaction costs and, if required, to repay existing Indebtedness. The proceeds of the Revolving Credit Loans shall also be used for general working capital purposes. The Grantors will provide Collateral in accordance with the provisions of this Agreement and the Security Documents. The Lenders are severally, and not jointly, willing to extend such Loans to the Borrowers subject to the terms and conditions hereinafter set forth. Accordingly, the Borrowers, the Guarantors, the Lenders and the Agent hereby agree as follows:

I.   DEFINITIONS

         SECTION 1.01. Certain Defined Terms. For purposes hereof, the following terms shall have the meanings specified below:

         "Acquisition" shall mean the purchase by Acquisition Corp. of the stock of CRU pursuant to the Acquisition Agreement.

         "Acquisition Agreement" shall mean the Stock Purchase Agreement made as of August 4, 1999 between Acquisition Corp. and the "Sellers" named therein.

         "Acquisition Corp." shall mean CRU Acquisition Corp., a Delaware corporation.

         "Acquisition Documents" shall mean the Acquisition Agreement and all agreements, documents and instruments executed and delivered pursuant thereto or in connection therewith, in each case as in effect on the Closing Date.

         "Adjusted LIBO Rate" shall mean, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the product of (i) the LIBO Rate in effect for such Interest Period and (ii) Statutory Reserves. For purposes hereof, "Statutory Reserves" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency, or supplemental reserves) expressed as a decimal established by the Board and any other banking authority to which any Lender is subject for Eurocurrency Liabilities (as defined in Regulation D). Such reserve percentages shall include, without limitation, those imposed under Regulation D. Eurodollar Loans shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets which may be available from time to time to any Lender under Regulation
D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

         "Affiliate" of any person shall mean any other person which, directly or indirectly, controls or is controlled by or is under common control with such person and, without limiting the generality of the foregoing, includes (i) any person which beneficially owns or holds 10% or more of any class of voting securities of such person or 10% or more of the equity interest in such person,
(ii) any person of which such person beneficially owns or holds 10% or more of any class of voting securities or in which such person beneficially owns or holds 5% or more of the equity interest in such person and (iii) any director or officer of such person. For the purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise. Notwithstanding the foregoing, the term, "Affiliate" shall specifically exclude the Agent and the Lenders.

         "Agent" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Allocable Amount" shall have the meaning assigned to such term in
Article XII hereof.

         "Alternate Base Loan" shall mean a Loan based on the Alternate Base Rate in accordance with Article II hereof.

         "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greatest of
(a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1%, and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by the Agent at its principal office in New York City as its prime rate in effect at such time. "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) Statutory Reserves and (b) the Assessment Rate. "Three- Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business Day) by the Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it. "Statutory Reserves" shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the maximum reserve percentage (including any marginal, special, emergency or supplemental reserves) expressed as a decimal, established by the Board and any other banking authority to which the Agent is subject, for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities approximately equal to three months. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage. "Assessment Rate" shall mean, for any day, the annual assessment rate (net of refunds and rounded upwards, if necessary, to the next 1/16 of 1%) estimated by the Agent (in good faith, but in no event in excess of statutory or regulatory maximums) to be payable by the Agent to the Federal Deposit Insurance Corporation (or any successor) for insurance by such Corporation (or such successor) of time deposits made in dollars at the Agent's domestic offices during the current calendar year. "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it. If for any reason the Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate, or both, for any reason, including, the inability or failure of the Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) or (c), or both, of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

         "Applicable Lending Office" shall mean, with respect to each Lender, such Lender's Domestic Lending Office in the case of an Alternate Base Loan and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan.

         "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Lender and an assignee and accepted by the Agent, in substantially the form of Exhibit F annexed hereto.

         "Assignment of Contract" shall mean the Assignment of Contract, dated as of the date hereof, between Acquisition Corp. and the Agent, for its own benefit and for the benefit of the Lenders, substantially in the form of Exhibit H annexed hereto, as amended, modified or supplemented from time to time.

         "Availability" shall mean at any time (i) the lesser at such time of
(x) the Total Revolving Credit Commitment and (y) the Borrowing Base, minus (ii) the sum at such time of (x) the unpaid principal balance of, and past due interest and fees on, the Revolving Credit Loans together with all reserves established pursuant to this Agreement including, without limitation, reserves relating to dilution or to reflect any deficiency in, or absence of, any landlord's waiver, and (y) the Letter of Credit Usage.

         "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

         "Borrowers" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Borrowing Base" shall have the meaning assigned to such term in
Section 2.01(b) hereof.

         "Business Day" shall mean any day, other than a Saturday, Sunday or legal holiday in the State of New York, on which banks are open for substantially all their banking business in New York City except that, if any determination of a "Business Day" shall relate to a Eurodollar Loan, the term "Business Day" shall in addition exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

         "Capital Expenditures" shall mean all expenditures for the acquisition or leasing (pursuant to a capital lease) of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements) which should be capitalized under GAAP.

         "Capitalized Lease Obligation" shall mean an obligation to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real and/or personal property which obligation is required to be classified and accounted for as a capital lease on a balance sheet prepared in accordance with GAAP, and for purposes hereof the amount of such obligation shall be the capitalized amount thereof determined in accordance with GAAP.

         "Cash Interest Expense" shall mean, with respect to any person for any period, the Interest Expense of such person for such period less all non-cash items constituting Interest Expense during such period (including, without limitation, amortization of debt discounts and payments of interest on Indebtedness by issuance of Indebtedness).

         "Change of Control" shall mean (i) Sun Multimedia Advisors, Inc. or its Affiliates shall cease to be the general partner of Sun Multimedia Partners, L.P., (ii) Sun Multimedia Partners, L.P. and its Affiliates shall cease to own, at the time a determination is made hereunder, capital stock of Holdings entitling it to at least 35% of the total voting power of the outstanding capital stock of Holdings, (iii) any other "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the beneficial owner, directly or indirectly, of more than 35% of the total voting power of the outstanding capital stock of Holdings, (iv) during any period of two consecutive years, commencing on or after the Closing Date, individuals who at the beginning of such period constituted the board of directors of Holdings cease for any reason to constitute a majority of the board of directors of Holdings, then in office unless such change occurred as a result of a member of the board being replaced by another member of the board who was approved by Sun Multimedia Partners, L.P., (v) Holdings shall cease to own 100% of all classes of stock, directly or indirectly, of each of Labtec, CRU and Spacetec or (vi) a "Change of Control" shall occur under any document evidencing Subordinated Indebtedness.

         "Closing Date" shall mean the date of the first borrowing under this Agreement, but in no event later than September 7, 1999.

         "Code" shall mean the Internal Revenue Code of 1986 and the rules and regulations promulgated thereunder, as amended from time to time.

         "Collateral" shall mean all collateral and security as described in the Security Documents.

         "Commitment" shall mean, with respect to each Lender, the sum of the Term Loan-A Commitment and Term Loan-B Commitment of such Lender as set forth in
Schedule 2.01(a), and the Revolving Credit Commitment of such Lender as set forth in Schedule 2.01(b), as each may be adjusted from time to time pursuant to this Agreement including, without limitation, Section 2.07 hereof.

         "Consolidated" shall mean, in respect of any person, as applied to any financial or accounting term, such term determined on a consolidated basis in accordance with GAAP (except as otherwise required herein) for the person and all consolidated subsidiaries thereof.

         "Contaminant" shall mean all Hazardous Materials and all those substances which are regulated by or form the basis of liability under Federal, state or local environmental, health and safety statutes or regulations or any other material or substance which constitutes a material health, safety or environmental hazard to any person or property.

         "Credit Event" shall mean each borrowing and each issuance of a Letter of Credit hereunder.

         "Credits" shall mean the Loans and Letters of Credit.

         "CRU Subordinated Note" shall mean that certain promissory note dated as of August __, 1999 in the original principal amount of $1,500,000 executed by Holdings issued in connection with the Acquisition.

         "Cure Loans" shall have the meaning assigned to such terms in Sec tion 2.13(d) hereof.

         "Customer" shall mean and include the account debtor or obligor with respect to any Receivable.

         "Debt Service Coverage Ratio" shall mean, with respect to any person for any period, the ratio of (i) Funds From Operations minus all Capital Expenditures paid in cash during such period to (ii) the aggregate Debt Service Expense of such person for such period.

         "Debt Service Expense" shall mean, with respect to any person for any period, the aggregate of regularly scheduled principal payments of all long-term Indebtedness (including, without limitation, Subordinated Indebtedness and the principal component of any Capitalized Lease Obligations) made or to be made by such person during such period on a Consolidated basis in accordance with GAAP.

         "Default" shall mean any condition, act or event which, with notice or lapse of time or both, would constitute an Event of Default.

         "dollars" or the symbol "$" shall mean lawful currency of the United States of America.

         "Domestic Lending Office" shall mean, with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name in Schedule 2.02 annexed hereto, or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

         "EBITDA" shall mean, with respect to any person for any period, the sum of (i) Net Income, (ii) Interest Expense, (iii) depreciation and amortization and other non-cash items properly deducted in determining Net Income, (iv) federal, state and local and foreign income taxes, and (v) payments of management fees made to the Sun Affiliates, deducted in determining Net Income, in each case of such person for such period, computed and calculated in accordance with GAAP and minus (vi) non-cash items properly added in determining Net Income, in each case for the corresponding period.

         "Eligible Assignee" shall mean, with respect to any assignment of the rights, interest and obligations of a Lender hereunder, a person that is at the time of such assignment (a) a commercial bank organized under the laws of the United States or any state thereof organized under the laws of any other country that is a member of the Organization of Economic Cooperation and Development, or a political subdivision of any such country, or a finance company, insurance company or other financial institution, in each case of the foregoing cases, having a net worth or combined capital and surplus of at least $100,000,000, (b) already a Lender hereunder (whether as an original party to this Agreement or as the assignee of another Lender), (c) a successor (whether by transfer of assets, merger, consolidation or otherwise) to the commercial lending business of the assigning Lender, (d) an affiliate of a Lender, or (e) any other Person that has been consented to in writing as an Eligible Assignee by the Borrowers and the Agent.

         "Eligible Inventory" shall mean inventory of the Borrowers comprised solely of raw materials and finished goods (and specifically excluding work in process, supplies and capitalization costs) which is, in the opinion of the Agent in the exercise of its reasonable judgment, not obsolete, slow-moving or unmerchantable and is and at all times shall continue to be acceptable to the Agent in all respects in the exercise of its reasonable judgment; provided, however, that Eligible Inventory shall in no event include inventory which (i) is not located at one of the addresses for locations of Collateral set forth on
Schedule I to the Security Agreement and with respect to which the Agent has not been granted and has not perfected a valid, first priority security interest,
(ii) which is in transit or (iii) has been returned (unless merchantible in the ordinary course of business) or rejected by a Customer. Standards of eligibility may be fixed and revised from time to time solely by the Agent in the exercise of its reasonable judgment. In determining eligibility, the Agent may, but need not, rely on reports and schedules furnished by the Borrowers, but reliance by the Agent thereon from time to time shall not be deemed to limit the right of the Agent to revise standards of eligibility at any time as to both present and future inventory of the Borrowers.

         "Eligible Receivables" shall mean Receivables created by the Borrowers in the ordinary course of business arising out of the sale or lease of goods or rendition of services by the Borrowers, which are and at all times shall continue to be acceptable to the Agent in all respects in the exercise of its reasonable judgment. Standards of eligibility may be fixed and revised from time to time solely by the Agent in the exercise of its reasonable judgment. In general, without limiting the foregoing, a Receivable shall in no event be deemed to be an Eligible Receivable unless: (a) all payments due on the Receivable have been invoiced and the underlying goods shipped or services performed, as the case may be; (b) the payment due on the Receivable is not more than 90 days past the invoice date; (c) the payments due on more than 50% of all Receivables from the same Customer are less than 90 days past the invoice date;
(d) the payment due on the Receivables is less than 60 days past due; (e) the Receivable arose from a completed and bona fide transaction (and with respect to a sale of goods, a transaction in which title has passed to the Customer) which requires no further act under any circumstances on the part of the Borrowers in order to cause such Receivable to be payable in full by the Customer; (f) the Receivable conforms in all material respects with the representations and warranties made by the Borrowers to the Agent and the Lenders with respect thereto and is free and clear of all security interests and Liens of any nature whatsoever other than any security interest deemed to be held by the Borrowers or any security interest created pursuant to the Security Documents or permitted by Section 7.01 hereof; (g) the Receivable constitutes an "account" or "chattel paper" within the meaning of the Uniform Commercial Code of the state in which the Receivable is located; (h) the Customer has not asserted that the Receivable, and no Borrowers are aware that the Receivable, arises out of a bill and hold, consignment or progress billing arrangement or is subject to any setoff, contras, net-out contract, offset, deduction, dispute, credit, counterclaim or other defense arising out of the transactions represented by the Receivables or independently thereof and the Customer has finally accepted the goods from the sale out of which the Receivable arose and has not objected to its liability thereon or returned, rejected or repossessed any of such goods, except for complaints made or goods returned in the ordinary course of business for which, in the case of goods returned, goods of equal or greater value have been shipped in return; (i) the Receivable arose in the ordinary course of business of the Borrowers; (j) the Customer is not (x) the United States government or the government of any state or political subdivision thereof or therein, or any agency or department of any thereof (unless there has been full compliance to the satisfaction of the Agent with any applicable assignment of claims statute) or (y) an Affiliate of Holdings, the Borrowers or any subsidiary of any thereof or a supplier or creditor of the Borrowers or any subsidiary thereof (provided that such Receivable shall only be ineligible to the extent of amounts payable by such Borrower or subsidiary to such supplier or outstanding to such creditor); (k) the Customer is a United States or Canadian person or an obligor in the United States or Canada or an obligor located in another jurisdiction if the applicable Receivable is covered by a letter of credit or credit insurance in favor of, or assigned to, the Agent in form and substance satisfactory to the Agent; (l) the Receivable complies with all material requirements of all applicable laws and regulations, whether Federal, state or local (including, without limitation, usury laws and laws, rules and regulations relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy); (m) to the knowledge of the Borrowers, the Receivable is in full force and effect and constitutes a legal, valid and binding obligation of the Customer enforceable in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, moratorium and other similar laws affecting the enforcement of creditors' rights generally and by general equity principles; (n) the Receivable is denominated in and provides for payment by the Customer in dollars (unless a currency swap or similar hedge approved by the Agent has been entered into with respect to such Receivable the effect of which is to cause payment to be denominated in dollars) and is payable within the United States; (o) the Receivable has not been and is not required to be charged off or written off as uncollectible in accordance with GAAP or the customary business practices of the Borrowers; (p) the Agent on behalf of the Lenders possesses a valid, perfected first priority security interest in such Receivable as security for payment of the Obligations; (q) the Receivable is not with respect to a Customer located in New Jersey, Minnesota, or any other state denying creditors access to its courts in the absence of a Notice of Business Activities Report or other similar filing, unless the applicable Borrowers have either qualified as a foreign corporation authorized to transact business in such state or have filed a Notice of Business Activities Report or similar filing with the applicable state agency for the then current year; (r) an event as described in paragraph (e) or (f) of Article VIII has not occurred with respect to the Customer; and (r) the Agent (in the exercise of its reasonable judgment) is satisfied with the credit standing of the Customer in relation to the amount of credit extended. Notwithstanding the foregoing, all Receivables of any single Customer which, in the aggregate, exceed 15% of the total Eligible Receivables at the time of any such determination shall be deemed not to be Eligible Receivables to the extent of such excess.

         "Environmental Claim" shall mean any written notice of violation, claim, deficiency, demand, abatement or other order by any governmental authority or any person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or deed or use restrictions, resulting from or based upon (i) the existence, or the continuation of the existence, of a Release (including, without limitation, sudden or non-sudden, accidental or nonaccidental Releases), of, or exposure to, any Contaminant at, in, by or from any of the properties of the Borrowers or their subsidiaries, (ii) the environmental aspects of the transportation, storage, treatment or disposal of Contaminants in connection with the operation of any of the properties of the Borrowers or their subsidiaries or (iii) the violation, or alleged violation by Borrowers or any of their subsidiaries, of any statutes, ordinances, orders, rules, regulations, Permits or licenses of or from any governmental authority, agency or court relating to environmental matters connected with any of the properties of the Borrowers or their subsidiaries, under any applicable Environmental Law.

         "Environmental Laws" shall mean the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. ss. 9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C. ss. 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. ss. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. ss. 1251 et seq.), the Oil Pollution Act of 1990 (33 U.S.C. ss. 2701 et seq.), the Safe Drinking Water Act (42 U.S.C. ss. 300f, et seq.), the Clear Air Act (42 U.S.C. ss. 7401 et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. ss. 2601 et seq.), the Federal Insecticide, Fungicide, and Rodenticide Act (7 U.S.C. ss. 136 et seq.), and the Occupational Safety and Health Act (29 U.S.C. ss. 651 et seq.), as such laws have been and hereafter may be amended or supplemented, and any related or analogous present or future Federal, state or local, statutes, rules, regulations, ordinances, licenses, permits and interpretations and orders of regulatory and administrative bodies.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder, as in effect from time to time.

         "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) which together with any of the Borrowers or any subsidiary of any thereof would be treated as a single employer under Section 302 of Title I or Title IV of ERISA or with respect to Section 412 or Section 414(b), (c), (m) or
(o) of the Code.

         "Eurodollar Lending Office" shall mean, with respect to any Lender, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name in Schedule 2.03 annexed hereto (or, if no such office is specified, its Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrowers and the Agent.

         "Eurodollar Loan" shall mean a Loan based on the Adjusted LIBO Rate in accordance with Article II hereof.

         "Event of Default" shall have the meaning assigned to such term in
Article VIII hereof.

         "Excess Cash Flow" shall mean, with respect to any person for any period, the amount, if any, by which Net Cash Flow of such person and its subsidiaries on a Consolidated basis for such period exceeds the sum (a) of the Debt Service Expense of such person and its subsidiaries on a Consolidated basis for such period plus (b) the excess of the aggregate amount of all optional prepayments, if any, made with respect to the Term Loans pursuant to Section 2.09(a) hereof, during such period over the regularly scheduled payments to be made pursuant to Section 2.04(c) during such period.

         "Existing Subordinated Debt Documents" shall mean, collectively, the Purchase Agreement dated as of October 7, 1997 between Labtec and the Purchaser, the senior subordinated notes due October 1, 2005 in the original principal amount of $6,000,000 executed by Labtec and the Labtec Subordinated Note, and each of the other agreements, documents, certificates, exhibits, schedules, annexes and instruments executed in connection therewith as it may be amended, modified, supplemented, renewed, refinanced, refunded, amended and restated or restructured from time to time in accordance with the terms hereof and thereof.

         "Fee Letter" shall mean the letter dated July 14, 1999 between Holdings and The Chase Manhattan Bank.

         "Final Maturity Date" shall mean June 30, 2005.

         "Financial Officer" shall mean, with respect to any person, the president, chief financial officer, treasurer or controller of such person.

         "Fiscal Year" shall mean the fiscal year of each of the Borrowers for accounting purposes which in each case ends on March 31 of each year, subject to
Section 6.10 hereof.

         "Foreign Inoperating Subsidiary" shall have the meaning ascribed to such term in Section 6.20 hereof.

         "Funded Debt" shall mean with respect to any person as of the date of determination thereof, all Indebtedness of such person and its subsidiaries on a Consolidated basis outstanding at such time which matures more than one year after the date of calculation, and any such Indebtedness maturing within one year from such date of calculation which is renewable or extendable at the option of the obligor to a date more than one year from such date and including in any event the Revolving Credit Loans.

         "Funds from Operations" shall mean, with respect to any person for any period, without duplication of addition or subtraction of any items, (A) the sum for such person for such period of (i) Net Income plus (ii) depreciation and amortization plus (iii) other non-cash items properly deducted in arriving at Net Income minus (iv) increases (or plus decreases) in deferred tax assets plus
(v) increases (or minus decreases) in deferred tax liabilities.

         "GAAP" shall have the meaning assigned to such term in Section 1.02 hereof.

         "Grantor" shall mean any Grantor, Pledgor or Debtor, as such terms are defined in any of the Security Documents.

         "Guarantee" shall mean any obligation, contingent or otherwise, of any person guaranteeing or having the economic effect of guaranteeing or giving financial assistance in respect of the repayment of any Indebtedness or obligation of any other person in any manner, whether directly or indirectly, and shall in any event include, without limitation, any obligation of such person, direct or indirect, to (i) purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness or obligation, (ii) purchase property, securities or services for the purpose of assuring the owner of such Indebtedness or obligation of the payment of such Indebtedness or obligation, or (iii) maintain working capital, equity capital, available cash or other financial condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness or obligation; provided, however, that the term Guarantee shall not include endorsements for collection or collections for deposit, in either case in the ordinary course of business.

         "Guarantor" shall mean, collectively, the Guarantors party to this Agreement or any subsidiary of Holdings or any of the Borrowers which becomes a guarantor of the Obligations after the date hereof.

         "Guarantor Payment" shall have the meaning assigned to such term in
Article XII hereof.

         "Hazardous Material" shall mean any pollutant, contaminant, chemical, or industrial or hazardous, toxic or dangerous goods, waste, substance or material, defined or regulated as such in (or for purposes of) any Environmental Law and any other toxic, reactive, or flammable chemicals, including (without limitation) any asbestos, any petroleum (including crude oil or any fraction), any radioactive substance and any polychlorinated biphenyls; provided, in the event that any Environmental Law is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment; and provided, further, to the extent that the applicable laws of any state establish a meaning for "hazardous material," "hazardous substance," "hazardous waste," "solid waste" or "toxic substance" which is broader than that specified in any Federal Environmental Law, such broader meaning shall apply.

         "Holdings" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Indebtedness" shall mean, with respect to any person, (a) all obligations of such person for borrowed money or with respect to deposits or advances of any kind accepted by such person, (b) all obligations of such person evidenced by bonds, debentures, notes or other similar instruments or upon which interest charges are customarily paid, (c) all obligations of such person for the deferred purchase price of property or services, except current accounts payable arising in the ordinary course of business and not overdue beyond such period as is commercially reasonable for such person's business, (d) all obligations of such person under conditional sale or other title retention agreements relating to property purchased by such person and all Capitalized Lease Obligations, (e) all payment obligations of such person with respect to interest rate or currency protection agreements, including, without limitation, the Rate Agreements, (f) all obligations of such person as an account party under any letter of credit or in respect of bankers' acceptances, (g) all obligations of any third party secured by property or assets of such person (regardless of whether or not such person is liable for repayment of such obligations), (h) all Guarantees of such person and (i) the redemption price of all redeemable preferred stock of such person, but only to the extent that such stock is redeemable at the option of the holder or requires sinking fund or similar payments at any time prior to the Final Maturity Date.

         "Indemnitees" shall have the meaning assigned to such term in Section 11.04(c) hereof.

         "Information" shall have the meaning assigned to such term in Sec tion
11.11 hereof.

         "Interest Coverage Ratio" shall mean, with respect to any person for any period, the ratio of (i) EBITDA, less Capital Expenditures for such period ending on or prior to the date of determination, to (ii) the Cash Interest Expense of such person for such period.

         "Interest Expense" shall mean, with respect to any person for any period, the interest expense of such person during such period determined on a Consolidated basis in accordance with GAAP, and shall in any event include, without limitation, (i) the amortization of debt discounts, (ii) the amortization of all fees payable in connection with the incurrence of Indebtedness to the extent included in interest expense, (iii) the portion of any Capitalized Lease Obligation allocable to interest expense, (iv) all fixed and all calculable dividend payments on preferred stock, and (v) payments of interest expense in kind.

         "Interest Margin" shall mean, with respect to any Loan, the amount as set forth below as corresponds to the ratio of Funded Debt to EBITDA of Holdings and its subsidiaries on a Consolidated basis for the twelve month period ending immediately prior to the dates of determination set forth below, calculated ten
(10) Business Days after the delivery of the financial statements to the Agent required pursuant to Sec tion 6.05(a) or (b) hereof, as applicable, together with the corresponding compliance certificates required pursuant to Section 6.05(e) hereof, commencing with the financial statements and certificates for the Fiscal Year end March 31, 2000 (adjusted for such period and for the quarters ended June 30, 2000 and September 30, 2000 to include the applicable portion of EBITDA of CRU prior to the Closing Date, adding back the compensation paid to Mary Harvey and expenses associated with the Acquisition), or if the Borrowers shall fail to timely deliver such statements and certificates for any such period or during the continuance of an Event of Default, then at the highest Interest Margin provided for herein (provided, however, that upon the Agent's receipt of such statements and certificates, the applicable Interest Margin shall be adjusted ten (10) Business Days thereafter on a going-forward basis for such period):

                                                                               Alternate Base Rate
                                                                               Interest Margin for
                          LIBO Rate Interest Margin    LIBO Rate Interest      Term Loan-A              Alternate Base Rate
       Ratio of             for Term Loan-A and         Margin for Term        and Revolving            Interest Margin for
Funded Debt to EBITDA     Revolving Credit Loans              Loan-B           Credit Loans             Term Loans-B
---------------------     -------------------------    ------------------      -------------------      --------------------
Greater than 4.50:1.00              3.50%                     3.50%                   2.0%                    2.0%

Equal to or less than               3.25%                     3.50%                   1.75%                   2.0%
4.50: 1.00 but greater
than 3.75:1.00

Equal to or less than               3.00%                     3.50%                   1.50%                   2.0%
3.75:1.00 but greater
than 3.00:1.00

Equal to or less than               2.75%                     3.50%                   1.25%                   2.0%
3.00:1.00 but greater
than 2.25:1.00

2.25:1.00 or less                   2.50%                     3.50%                   1.00%                   2.0%

         On the Closing Date, the LIBO Rate Interest Margin for Term Loan-A and Revolving Credit Loans shall be 3.25% and for Term Loan-B shall be 3.50% and the Alternate Base Rate Interest Margin for Term Loan-A and Revolving Credit Loans shall be 1.75% and for Term Loan-B shall be 2.00%; each shall thereafter be adjusted in accordance with the provisions hereof.

         "Interest Payment Date" shall mean (i) in the case of an Alternate Base Loan, the last Business Day of each March, June, September and December, commencing September 30, 1999, and (ii) with respect to any Eurodollar Loan, the last day of the Interest Period applicable thereto, and, in addition, in respect of any Eurodollar Loan of more than three (3) months' duration, each earlier day which is three (3) months after the first day of such Interest Period.

         "Interest Period" shall mean, as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is one (1), three (3) or six (6) months thereafter, as the Borrowers may elect with respect to its Eurodollar Loans; provided, however, that (x) if an Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Eurodollar Loans, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (y) no Interest Period shall end later than the Final Maturity Date and (z) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

         "Labtec Subordinated Note" shall mean that certain unsecured subordinated promissory note dated as of February 17, 1999 in the original principal amount of $1,065,000 executed by Holdings.

         "Lenders" shall have the meaning assigned to such term in the preamble to this Agreement.

         "Letter of Credit" shall have the meaning assigned to such term in
Section 2.17 hereof.

         "Letter of Credit Usage" shall mean at any time, (i) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (ii) the unreimbursed drawings at such time under all such Letters of Credit which have not been converted to Revolving Credit Loans pursuant to the provisions hereof.

         "Leverage Ratio" with respect to any person for any period shall mean the ratio of (i) Senior Funded Debt for such period to (ii) EBITDA minus all Capital Expenditures during such period of such person for such period.

         "LIBO Rate" shall mean, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the rate at which dollar deposits approximately equal in principal amount to the Agent's portion of such Eurodollar Loan and for a maturity equal to the applicable Interest Period are offered in immediately available funds to the principal London office of the Agent in the London interbank market at approximately 11:00 a.m., London time, two (2) Business Days prior to the first day of such Interest Period.

         "Lien" shall mean, with respect to any asset, (i) any mortgage, lien, pledge, encumbrance, charge or security interest in or on such asset, (ii) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset, (iii) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities or (iv) any other right of or arrangement with any creditor to have such creditor's claim satisfied out of such assets, or the proceeds therefrom, prior to the general creditors of the owner thereof.

         "Loan" shall mean the Term Loan-A, the Term Loan-B or any Revolving Credit Loan.

         "Loan Documents" shall mean this Agreement, each Security Document, each Guarantee executed and delivered at any time with respect to the Obligations, the Notes and each other document, instrument or agreement now or hereafter delivered to the Agent or any Lender in connection herewith or therewith, in each case, as amended, modified or supplemented from time to time.

         "Loan Party" shall mean each Borrower, each Grantor and each Guarantor.

         "Mandatory Prepayment" shall mean an amount equal to seventy-five percent (75%) of Excess Cash Flow, if any (or if at the end of any Fiscal Year the ratio of Senior Funded Debt to EBITDA minus all Capital Expenditures paid in cash during such period of Holdings and its subsidiaries on a Consolidated basis for the four quarter period then ended is not greater than 3.00:1.00, then 50% of Excess Cash Flow), of Holdings and its subsidiaries on a Consolidated basis for the Fiscal Year then ended.

         "Margin Stock" shall have the meaning assigned to such term in Regulation U.

         "Material Adverse Effect" shall mean a material adverse effect on (i) the business, assets, prospects, operations or financial or other condition of the Loan Parties and their subsidiaries taken as a whole, (ii) the ability of any Loan Party to perform or pay its respective obligations in accordance with the terms hereof or of any other Loan Document, (iii) the rights of, or benefits available to, the Lenders or the Agent under any Loan Document or (iv) the Agent's Lien on any material portion of the Collateral or the priority of such Lien.

         "Multiemployer Plan" shall mean a "multiemployer plan" as defined in
Section 4001(a)(3) of ERISA.

         "Net Amount of Eligible Inventory" shall mean, at any time, the aggregate value, computed at the lower of cost (on a FIFO basis) and current market value, of Eligible Inventory of the Borrowers.

         "Net Amount of Eligible Receivables" shall mean and include at any time, without duplication, the gross amount of Eligible Receivables at such time less (i) sales, excise or similar taxes and (ii) returns, discounts, claims, credits and allowances of any nature at any time issued, owing, granted, outstanding, available or claimed.

         "Net Cash Flow" shall mean, with respect to any person for any period, without duplication of addition or subtraction of items, (A) Funds From Operations for such period minus (B) all Capital Expenditures paid in cash during such period.

         "Net Income" shall mean, with respect to any person for any period, the aggregate income (or loss) of such person for such period which shall be an amount equal to net revenues and other proper items of income for such person less the aggregate for such person of any and all items that are treated as expenses under GAAP, and less Federal, state and local and foreign income taxes, but excluding any extraordinary gains or losses or any gains or losses from the sale or disposition of assets other than in the ordinary course of business, all computed and calculated on a Consolidated basis in accordance with GAAP.

         "Net Proceeds" shall mean (a) with respect to the sale or other disposition of any asset by a Loan Party the excess, if any, of (i) the aggregate amount received in cash (including any cash received by way of deferred payment pursuant to a note receivable, other non-cash consideration or otherwise, but only as and when such cash is so received) in connection with such sale or other disposition, over (ii) the sum of (A) the amount of any Indebtedness which is secured by any such asset or which is required to be, and is, repaid in connection with the sale or other disposition thereof (other than Indebtedness hereunder), (B) the reasonable out-of-pocket expenses and fees incurred by a Loan Party or its Affiliates with respect to legal, investment banking, brokerage, advisor and accounting and other professional fees, sales commissions and disbursements and all other reasonable fees, expenses and charges, in each case actually incurred in connection with such sale or disposition, (C) all income and transfer taxes payable by any Loan Party or its Affiliates in connection with such sale or other disposition, whether actually paid or estimated by a Loan Party or its Affiliates to be payable in cash in connection with such disposition or the payment of dividends or the making of other distributions to a Loan Party of the proceeds thereof and (D) reserves, required to be established in accordance with GAAP or the definitive agreements relating to such disposition, with respect to such disposition, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations; (b) with respect to the issuance, sale or other disposition of any stock or debt securities by a Loan Party the excess of (i) the aggregate amount received in cash (including any cash received by way of deferred payment pursuant to a note receivable, other non-cash consideration or otherwise, but only as and when such cash is so received) in connection with such issuance, sale or other disposition, over (ii) the sum of (A) the reasonable fees, commissions, discounts and other out-of-pocket expenses including, without limitation, related legal, investment banking and accounting fees and disbursements incurred by such Loan Party or its Affiliates in connection with such issuance, sale or other disposition, and (B) all income and transfer taxes payable by a Loan Party or its Affiliates in connection with such issuance, sale or other disposition, whether payable at such time or thereafter, and (C) with respect to any Casualty Event or BI Event, the aggregate amount of proceeds of insurance received by a Loan Party with respect to such Casualty Event or BI Event, less (i) reasonable expenses incurred by each Loan Party or its Affiliates in connection therewith and (ii) all indebtedness secured by any asset affected thereby and required to be, and in fact, repaid in connection therewith and (iii) all income and transfer taxes payable by any Loan Party or its Affiliates in connection therewith.

         "Non Pro Rata Loans" shall have the meaning assigned to such term in
Section 2.13(d) hereof.

         "Notes" shall mean the Term Notes-A, the Term Notes-B and the Revolving Credit Notes.

         "Obligations" shall mean all obligations, liabilities and Indebtedness of the Borrowers to the Lenders and the Agent, whether now existing or hereafter created, direct or indirect, due or not, whether created directly or acquired by assignment, participation or otherwise, including without limitation all obligations, liabilities and Indebtedness of the Borrowers with respect to the Rate Agreements (so long as any Lender shall be party thereto), the Security Documents and other Loan Documents, the principal of and interest on the Revolving Credit Loans, the Term Loans and the payment or performance of all other obligations, liabilities, and Indebtedness of the Borrowers to the Lenders and the Agent hereunder, under the Letters of Credit or under any one or more of the other Loan Documents (including the payment of amounts that would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, and interest that, but for the filing of a petition in bankruptcy with respect to any Borrower, would accrue on such obligations, whether or not a claim is allowed against such Borrower for such interest in the related bankruptcy proceeding), including without limitation all fees, costs, expenses and indemnity obligations hereunder and thereunder.

         "Other Taxes" shall have the meaning assigned to such term in Section 2.16(b) hereof.

         "PBGC" shall mean the Pension Benefit Guaranty Corporation.

         "Pension Plan" shall mean any employee pension benefit plan within the meaning of Section 3(2) of ERISA which is subject to the provisions of Title IV of ERISA or Section 412 of the Code with respect to which any of the Borrowers or any ERISA Affiliate has liability.

         "Permits" shall have the meaning assigned to such term in Section 4.18 hereof.

         "Permitted Acquisitions" shall mean the acquisition of all or substantially all of the assets or all stock or other equity interests of any person engaged in a business which is substantially related to that of the Borrowers (that is, computer peripherals and accessories) where the total consideration for any such acquisition does not exceed $5,000,000, after review by the Agent of the information described below; provided, that all such acquisitions are approved by the Board of Directors (or its members, managers, partners or general partner, as applicable) stockholders, if required, of the acquiree and are not otherwise hostile; and provided, further, that both before and immediately after giving effect to any such acquisition no Default or Event of Default exists; and provided, further, that both before and after giving effect to any such acquisition, the Borrowers shall have adequate Availability under the Total Revolving Credit Commitment (as determined by the Agent in its reasonable discretion at the time of the proposed acquisition) and that both before and immediately after giving effect to a proposed acquisition, the Borrowers shall be in compliance with the financial covenants set forth in Sections 7.07 through 7.10, inclusive, on a pro forma and going-forward basis for the four consecutive fiscal quarters immediately preceding and following the fiscal quarter most recently ended (all such compliance to be confirmed by an officer's certificate in a form satisfactory to the Agent). For purposes hereof, "pro forma basis" shall mean the recalculation of the applicable financial covenants as if the proposed acquiree were Consolidated with Holdings for the twelve months immediately preceding the date of such acquisition, with such adjustments as may be approved by the Required Lenders. In connection with any such acquisition, the Borrowers shall give the Agent thirty (30) days' prior written notice of each such proposed acquisition, and together with such notice, the Borrowers shall furnish the Agent with financial statements (for the three prior years, if available) in form and substance reasonably satisfactory to the Agent, and such other information and opinions and certificates which the Agent may reasonably request.

         "Permitted Overadvances" shall mean (i) involuntary overadvances that may result from time to time due to the fact that any borrowing formulas set forth in the Loan Documents were unintentionally exceeded (whether at the time of any Loan or at the time of the issuance of any Letter of Credit or otherwise) for any reason (other than the Agent's gross negligence or willful misconduct), including Collateral believed to be eligible in fact being or becoming ineligible and the return of uncollected checks or other items applied to the reduction of the Loans, Letters of Credit or other Obligations, and overadvances made by the Agent without Lenders' consent for up to two weeks after discovering the unintentional overadvance, provided that the Agent does not during that period voluntarily increase the amount by which the borrowing formulas had been exceeded as of the start of that period, and (ii) voluntary overadvances made by the Agent in its sole discretion, if no Event of Default (other than any resulting from the Permitted Overadvance directly) shall have occurred and be continuing, which shall (x) not cause the Obligations to exceed Availability by an amount in excess of $500,000 at any one time outstanding, and (y) not be made on a date which is beyond ten (10) days after the first voluntary overadvance is made during such overadvance period, or (z) be with the consent of all Lenders. To the extent any Permitted Overadvances are made, each Lender shall bear its pro rata (based on its Revolving Credit Commitment) share thereof.

         "person" shall mean any natural person, corporation, business trust, limited liability company, association, company, joint venture, limited liability partnership, partnership or government or any agency or political subdivision thereof.

         "Plan" shall mean any employee benefit plan, other than a multiemployer plan, within the meaning of Section 3(3) of ERISA and which is maintained (in whole or in part) for employees of the Borrowers, any subsidiary or any ERISA Affiliate.

         "Pledge Agreement" shall mean the Pledge Agreement dated as of the date hereof, between the Grantor(s) and the Agent, for its own benefit and for the benefit of the Lenders, in substantially the form of Exhibit D annexed hereto, as amended, modified or supplemented from time to time.

         "Pledged Stock" shall have the meaning assigned to such term in the Pledge Agreement.

         "Pro Rata Basis" shall mean (i) as applied to allocations between the Term Loan-A and the Term Loan-B, as of any day of determination, a percentage equal to the ratio that (x) the outstanding principal balance of the Term Loan-A or the Term Loan-B, as the case may be, as of such day bears to (y) the outstanding principal balance of the Term Loans as of such day and (ii) as applied to allocations between the Total Term Loan-A Commitment and the Total Term Loan-B Commitment, as of any day of determination, a percentage equal to the ratio that (x) the Total Term Loan-A Commitment or the Total Term Loan-B Commitment, as the case may be, as of such day bears to (y) the Total Term Loan Commitment as of such day.

         "Purchaser" shall mean the KB Mezzanine Fund II, L.P., a Delaware limited partnership.

         "Rate Agreements" shall have the meaning assigned to such term in Sec tion 6.18 hereof.

         "Receivables" shall mean and include all of each Borrower's accounts, instruments, documents, chattel paper and general intangibles, whether secured or unsecured, whether now existing or hereafter created or arising, and whether or not specifically assigned to the Agent for its own benefit and/or the ratable benefit of the Lenders.

         "Register" shall have the meaning assigned to such term in Section 11.03(e) hereof.

         "Regulation D" shall mean Regulation D of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

         "Regulation T" shall mean Regulation T of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

         "Regulation U" shall mean Regulation U of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

         "Regulation X" shall mean Regulation X of the Board, as the same is from time to time in effect, and all official rulings and interpretations thereunder or thereof.

         "Release" shall mean any releasing, spilling, leaking, seepage, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, disposing or dumping, in each case as defined in Environmental Law, and shall include any "Threatened Release," as defined in Environmental Law; provided, in the event that any Environmental Law is amended so as to broaden the meaning of any term defined thereby, such broader meaning shall apply subsequent to the effective date of such amendment.

         "Remedial Work" shall mean any investigation, site monitoring, containment, cleanup, removal, restoration or other remedial work of any kind or nature with respect to any property of the Borrowers or their subsidiaries (whether such property is owned, leased, subleased or used), including, without limitation, with respect to Contaminants and the Release thereof.

         "Repayment Date" shall have the meaning assigned to such term in Sec tion 2.04(c) hereof.

         "Reportable Event" shall mean a Reportable Event as defined in Sec tion 4043(c) of ERISA with respect to which the notice requirements have not been waived.

         "Required Lenders" shall mean, at any time, Lenders holding Loans, exposure under the Letter of Credit Usage and unused Revolving Credit Commitments representing at least 662/3% of the aggregate of (a) the aggregate principal amount of Loans at such time, (b) the Letter of Credit Usage at such time and (c) the aggregate unused Revolving Credit Commitments at such time, all after giving effect to the terms of Section 2.13(d)(v).

         "Responsible Officer" shall mean, with respect to any person, any vice president or president, or the chief financial officer, treasurer or controller, of such person.

         "Revolving Credit Alternate Base Loan" shall mean a Revolving Credit Loan that is an Alternate Base Loan.

         "Revolving Credit Commitment" shall mean, with respect to each Lender, the commitment of such Lender to make Revolving Credit Loans hereunder and participate in Letters of Credit in an aggregate amount at any time outstanding not in excess of the amount opposite the name of such Lender in the column entitled "Revolving Credit Commitment" in the table appearing in Schedule 2.01(b), or if applicable, the amount set forth in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder, as such amount may be
(a) reduced from
time to time pursuant to this Agreement including, without limitation, Section
2.07 hereof and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 11.03 hereof.

         "Revolving Credit Commitment Fee" shall have the meaning set forth in
Section 2.06 hereof.

         "Revolving Credit Eurodollar Loan" shall mean a Revolving Credit Loan that is a Eurodollar Loan.

         "Revolving Credit Loan" shall mean a Revolving Credit Loan made pursuant to Sections 2.01 and 2.02 hereof.

         "Revolving Credit Notes" shall mean the Revolving Credit Notes of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit B annexed hereto, as amended, modified or supplemented from time to time.

         "Revolving Credit Termination Date" shall mean the earlier to occur of
(i) the fifth anniversary of the Closing Date and (ii) such date as the Revolving Credit Loans shall otherwise be payable in full and the Revolving Credit Commitment shall terminate, expire or be canceled in accordance with the terms of this Agreement.

         "Security Agreement" shall mean the Security Agreement dated as of the date hereof, between the Grantor(s) and the Agent, for its own benefit and for the benefit of the Lenders, substantially in the form of Exhibit E annexed hereto, as amended, modified or supplemented from time to time.

         "Security Agreement - Trademarks, Patents and Copyrights" shall mean the Security Agreement and Mortgage - Trademarks, Patents and Copyrights, dated as of the date hereof, between the Debtor(s), as such term is defined therein, and the Agent, for its own benefit and for the benefit of the Lenders, substantially in the form of Exhibit G annexed hereto, as amended, modified or supplemented from time to time.

         "Security Documents" shall mean the Pledge Agreement, the Security Agreement, the Security Agreement - Trademarks, Patents and Copyrights, the Assignment of Contract and each other agreement now existing or hereafter created providing collateral security for the payment or performance of any Obligations.

         "Senior Funded Debt" shall mean Funded Debt less Subordinated Indebtedness.

         "Side Letter Agreement" shall mean the letter agreement dated as of the date hereof among Labtec, the Purchaser and the Agent.

         "Subordinated Indebtedness" shall mean, with respect to any of the Loan Parties, Indebtedness subordinated in right of payment to such person's monetary obligations under this Agreement or the other Loan Documents (as applicable) incurred with the consent of the Agent and upon terms, conditions and amounts satisfactory to and approved in writing by the Lenders, and shall in any event include the Indebtedness described on Schedule 1 annexed hereto.

         "Subsidiary" shall mean, with respect to any person, any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled, directly or indirectly, by such person or one or more subsidiaries of such person.

         "Sun Affiliates" shall have the meaning ascribed to such term in
Section 7.18 hereof.

         "Sun Side Letter Agreement" shall mean the letter agreement dated as of the date hereof among Sun Capital Partners, Inc., Holdings and the Agent.

         "Taxes" shall have the meaning assigned to such term in Section 2.16(a) hereof.

         "Term Alternate Base Loan" shall mean a Term Loan-A or Term Loan-B that is an Alternate Base Loan.

         "Term Eurodollar Loan" shall mean a Term Loan-A or Term Loan-B that is a Eurodollar Loan.

         "Term Loan-A" shall mean the Term Loan-A made pursuant to Sections 2.01 and 2.02 hereof.

         "Term Loan-A Alternate Base Loan" shall mean a Term Loan-A that is an Alternate Base Loan.

         "Term Loan-A Commitment" shall mean, with respect to each Lender, the commitment of such Lender to make a Term Loan-A hereunder in an aggregate amount not in excess of the amount opposite the name of such Lender in the column entitled "Term Loan-A Commitment" in the table appearing in Schedule 2.01(a), or if applicable, the amount set forth in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder, as such amount may be (a) reduced from time to time pursuant to this Agreement including, without limitation,
Section 2.07 hereof and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 11.03 hereof.

         "Term Loan-A Eurodollar Loan" shall mean a Term Loan-A that is a Eurodollar Loan.

         "Term Loan-A Maturity Date" shall mean March 31, 2005.

         "Term Loan-B" shall mean the Term Loan-B made pursuant to Sections 2.01 and 2.02 hereof.

         "Term Loan-B Alternate Base Loan" shall mean a Term Loan-B that is an Alternate Base Loan.

         "Term Loan-B Commitment" shall mean, with respect to each Lender, the commitment of such Lender to make a Term Loan-B hereunder in an aggregate amount not in excess of the amount opposite the name of such Lender in the column entitled "Term Loan-B Commitment" in the table appearing in Schedule 2.01(a), or if applicable, the amount set forth in the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder, as such amount may be (a) reduced from time to time pursuant to this Agreement including, without limitation,
Section 2.07 hereof and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 11.03 hereof.

         "Term Loan-B Eurodollar Loan" shall mean a Term Loan-B that is a Eurodollar Loan.

         "Term Loans" shall mean, collectively, the Term Loan-A and the Term Loan-B.

         "Term Notes-A" shall mean the Term Notes-A of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit A- 1 hereto, as amended, modified or supplemented from time to time.

         "Term Notes-B" shall mean the Term Notes-B of the Borrowers, executed and delivered as provided in Section 2.04 hereof, in substantially the form of Exhibit A- 2 hereto, as amended, modified or supplemented from time to time.

         "Total Commitment" shall mean the sum of the Lenders' Total Term Loan Commitment and Total Revolving Credit Commitment, as the same may be reduced from time to time pursuant to this Agreement including, without limitation,
Section 2.07 hereof.

         "Total Revolving Credit Commitment" shall mean the sum of the Lenders' Revolving Credit Commitments, as the same may be reduced from time to time pursuant to this Agreement including, without limitation, Section 2.07 hereof.

         "Total Term Loan Commitment" shall mean the sum of the Total Term Loan-A Commitment and the Total Term Loan-B Commitment, as the same may be reduced from time to time pursuant to this Agreement including, without limitation, Sec tion 2.07 hereof.

         "Total Term Loan-A Commitment" shall mean the sum of the Lenders' Term Loan-A Commitments, as the same shall be reduced from time to time pursuant to this Agreement, including, without limitation, Section 2.07 hereof.

         "Total Term Loan-B Commitment" shall mean the sum of the Lenders' Term Loan-B Commitments, as the same shall be reduced from time to time pursuant to this Agreement, including, without limitation, Section 2.07 hereof.

         "Transactions" shall have the meaning assigned to such term in Sec tion
4.02 hereof.

                  SECTION 1.02. Accounting Terms. Unless otherwise expressly provided herein, each accounting term used herein shall have the meaning given it under generally accepted accounting principles in effect from time to time in the United States applied on a basis consistent with those used in preparing the financial statements referred to in Section 6.05 hereof ("GAAP"); provided, however, that each reference in Article VII hereof, or in the definition of any term used in Article VII hereof, to GAAP shall mean GAAP as in effect on the date hereof.

II.      THE LOANS

         SECTION 2.01. Term Loan Commitments and Revolving Credit Commitments. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make a Term Loan-A and a Term Loan-B to the Borrowers on the Closing Date, in a principal amount requested by the Borrowers but not to exceed the amount of such Lender's Term Loan-A Commitment and Term Loan-B Commitment, respectively, set forth opposite its name in Schedule 2.01(a) hereto.

         (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Revolving Credit Loans to the Borrowers, at any time and from time to time from the date hereof to the Revolving Credit Termination Date, in an aggregate principal amount at any time outstanding requested by the Borrowers but not to exceed the amount of such Lender's Revolving Credit Commitment set forth opposite its name in Schedule 2.01(b) annexed hereto, as such Revolving Credit Commitment may be reduced from time to time in accordance with the provisions of this Agreement. Notwithstanding the foregoing, the aggregate principal amount of Revolving Credit Loans outstanding at any time to the Borrowers shall not exceed (1) the lesser of

(A) the Total Revolving Credit Commitment (as such amount may be reduced pursuant to this Agreement including, without limitation, Section 2.07 hereof) and (B) an amount equal to the sum of (i) up to eighty percent (80%) of the Net Amount of Eligible Receivables, plus (ii) up to fifty percent (50%) of the Net Amount of Eligible Inventory (this clause 1 (B) referred to herein as the "Borrowing Base") minus (2) the Letter of Credit Usage at such time (not to exceed $1,000,000 at any time). The Borrowing Base will be computed monthly and a compliance certificate from a Responsible Officer of the Borrowers presenting its computation will be delivered to the Agent in accordance with Section 6.05 hereof.

         Subject to the foregoing and within the foregoing limits, the Borrowers may borrow, repay (or, subject to the provisions of Section 2.09 hereof, prepay) and reborrow Revolving Credit Loans, on and after the date hereof and prior to the Revolving Credit Termination Date, subject to the terms, provisions and limitations set forth herein, including, without limitation, the requirement that no Revolving Credit Loan shall be made hereunder if the amount thereof exceeds the Availability outstanding at such time.

         SECTION 2.02. Loans. The Revolving Credit Loans made by the Lenders on any date shall be in integral multiples of $100,000 (except that the foregoing limitation shall not be applicable to the extent that the proceeds of such Loans are requested to be disbursed to the Borrowers' controlled disbursement account maintained with the Agent); provided, however, that the Eurodollar Loans made on any date shall be in a minimum aggregate principal amount equal to the product of $500,000 times the number of Lenders on such date.

         (a) Loans shall be made ratably by the Lenders in accordance with their respective Term Loan-A Commitments, Term Loan-B Commitments or Revolving Credit Commitments, as the case may be; provided, however, that the failure of any Lender to make any Loan shall not in itself relieve any other Lender of its obligation to lend hereunder. The Term Loan-A shall be made by the Lenders on the Closing Date against delivery of Term Notes-A, payable to the order of the Lenders, as referred to in Section 2.04 hereof. The Term Loan-B shall be made by the Lenders on the Closing Date against delivery of the Term Notes-B, payable to the order of the Lenders as provided in Section 2.04. The initial Revolving Credit Loans shall be made by the Lenders against delivery of Revolving Credit Notes, payable to the order of the Lenders, as referred to in Section 2.04 hereof.

         (b) Each Loan shall be either an Alternate Base Loan or a Eurodollar Loan as the Borrowers may request pursuant to Section 2.03 hereof. Each Lender may fulfill its obligations under this Agreement by causing its Applicable Lending Office to make such Loan; provided, however, that the exercise of such option shall not affect the obligation of the Borrowers to repay such Loan in accordance with the terms of the applicable Note. Loans of more than one type may be outstanding at the same time, provided, however, not more than five (5) Eurodollar Loans may be outstanding at any one time.

         (c) Subject to the provisions of paragraph (e) below, each Lender shall make its Term Loan-A and Term Loan-B on the Closing Date and Revolving Credit Loans on the proposed dates thereof by paying the amount required to the Agent in New York, New York in immediately available funds not later than 2:00 p.m., New York City time, and the Agent shall as soon as practicable, but in no event later than 3:00 p.m., New York City time, credit the amounts so received to the general deposit account of the Borrowers with the Agent in immediately available funds or, if Loans are not to be made on such date because any condition precedent to a borrowing herein specified is not met, return the amounts so received to the respective Lenders.

         (d) The Borrowers shall have the right at any time upon prior irrevocable written, facsimile or telephonic notice (promptly confirmed by written or facsimile notice) to the Agent given in the manner and at the times specified in Sec tion 2.03 hereof with respect to the Loans into which conversion or continuation is to be made, to convert all or any portion of Eurodollar Loans into Alternate Base Loans, to convert all or any portion of Alternate Base Loans into Eurodollar Loans (specifying the Interest Period to be applicable thereto), to convert the Interest Period with respect to all or any portion of any Eurodollar Loans to another permissible Interest Period, and to continue all or any portion of any Eurodollar Loans into a subsequent Interest Period, in each case, subject to the terms and conditions of this Agreement (including the last sentence of Section 2.02(c) hereof) and to the following:

                            (i) each conversion or continuation shall be made
                  pro rata among the Lenders in accordance with the respective principal amounts of the Loans comprising the conversion or continuation, and in the case of a conversion or continuation of fewer than all the Loans, the aggregate principal amount of Loans converted or continued shall not be less than $100,000 in the case of Alternate Base Loans (except that the foregoing limitation shall not be applicable to the extent that the proceeds of such Loans are requested to the disbursed to the Borrowers' controlled disbursement account maintained with the Agent) or $500,000 times the number of Lenders on such date in the case of Eurodollar Loans and shall be an integral multiple of $100,000;

                           (ii) accrued interest on a Eurodollar Loan (or
                  portion thereof) being converted shall be paid by the Borrowers at the time of conversion;

                           (iii) if any Eurodollar Loan is converted at any time
                  other than the end of an Interest Period applicable thereto, the Borrowers shall make such payments associated therewith as are required pursuant to Section 2.12;

                           (iv) any portion of a Revolving Credit Eurodollar
                  Loan which is subject to an Interest Period ending on a date that is less than one month prior to the Revolving Credit Termination Date may not be converted into, or continued as, a Eurodollar Loan and shall be automatically converted at the end of such Interest Period into a Revolving Credit Alternate Base Loan;

                            (v) any portion of a Term Eurodollar Loan required
                  to be paid on any Repayment Date occurring less than one month after the end of the then current Interest Period applicable to such Loan may not be converted into, or continued as, a Term Eurodollar Loan and shall be automatically converted at the end of such Interest Period into a Term Alternate Base Loan; and

                           (vi) at the time of any conversion to, or
                  continuation of, a Eurodollar Loan, no Default or Event of Default shall have occurred and be continuing.

         The Interest Period applicable to any Eurodollar Loan resulting from a conversion shall be specified by the Borrowers in the irrevocable notice of conversion delivered pursuant to this Section; provided, however, that if no such Interest Period shall be specified, the Borrowers shall be deemed to have selected an Interest Period of one month's duration; and, provided, further, that no such Interest Period may be for more than one month for the period commencing on the Closing Date and ending on the earlier to occur of (x) the 120th day following the Closing Date and (y) the completion to the satisfaction of The Chase Manhattan Bank of the syndication of its portion of the Total Commitment and the Loans and other Credits thereunder. If the Borrowers shall not have given timely notice to continue any Eurodollar Loan into a subsequent Interest Period (and shall not otherwise have given notice to convert such Loan), such Loan (unless repaid or required to be repaid pursuant to the terms hereof) shall automatically be converted into an Alternate Base Loan. The Agent shall promptly advise the Lenders of any notice (and if requested by any Lender, provide a copy of such notice to such Lender) pursuant to this Section and of each Lender's portion of the continuation or conversion hereunder.

         SECTION 2.03. Notice of Loans. The Borrowers shall, through a Financial Officer of any of the Borrowers, give the Agent irrevocable written, facsimile or telephonic notice (promptly confirmed by written or facsimile notice) of each borrowing (including, without limitation, a conversion or continuation as permitted by Section 2.02(e) hereof) not later than 11:00 a.m., New York City time, (i) three (3) Business Days before a proposed Eurodollar Loan borrowing or conversion or continuation and (ii) one Business Day before an Alternate Base Loan borrowing or conversion or continuation (except that no such confirmation will be required, unless requested by the Agent, to the extent that the proceeds of such borrowing are requested to be disbursed to Borrowers' controlled disbursement account maintained with the Agent). Such notice shall specify (w) whether the Loans then being requested are to be Alternate Base Loans or Eurodollar Loans, it being agreed that all Loans made on the Closing Date shall be Alternate Base Loans, (x) the date of such borrowing (which shall be a Business Day) and amount thereof and
(y) if such Loans are to be Eurodollar Loans, the Interest Period with respect thereto. If no election as to the type of Loan is specified in any such notice, all such Loans shall be Alternate Base Loans. If no Interest Period with respect to any Eurodollar Loan is specified in any such notice, then an Interest Period of one month's duration shall be deemed to have been selected; provided, however, that no such Interest Period may be for more than one month for the period commencing on the Closing Date and ending on the earlier to occur of (x) the 120th day following the Closing Date and (y) the completion to the satisfaction of The Chase Manhattan Bank of the syndication of its portion of the Total Commitment and the Loans and other Credits thereunder. The Agent shall promptly advise the Lenders of any notice (and if requested by any Lender, provide a copy of such notice to such Lender) given pursuant to this Section
2.03 and of each Lender's portion of the requested borrowing.

         SECTION 2.04. Notes; Repayment of Loans. The Term Loan-A made by a Lender shall be evidenced by a single Term Note-A, duly executed on behalf of the Borrowers, dated the Closing Date, in substantially the form of Exhibit A-1 annexed hereto, delivered and payable to such Lender in a principal amount equal to its Term Loan-A Commitment on such date. The Term Loan-B made by a Lender shall be evidenced by a single Term Note-B, duly executed on behalf of the Borrowers, dated the Closing Date, in substantially the form of Exhibit A-2 annexed hereto, delivered and payable to such Lender in a principal amount equal to its Term Loan-B Commitment on such date. All Revolving Credit Loans made by a Lender to the Borrowers shall be evidenced by a single Revolving Credit Note, duly executed on behalf of the Borrowers, dated and executed and delivered on the Closing Date, in substantially the form of Exhibit B annexed hereto, delivered and payable to such Lender in a principal amount equal to its Revolving Credit Commitment in respect of the Borrowers on such date. The outstanding balance of each Revolving Credit Loan, as evidenced by any such Revolving Credit Note, shall mature and be due and payable on the Revolving Credit Termination Date.

         (a) Each Revolving Credit Loan shall bear interest from its respective date of advance on the outstanding principal balance thereof, as provided in Sec tion 2.05 hereof.

         (b) The aggregate principal amount of the Term Loan-A as evidenced by the Term Notes-A shall be payable in 22 consecutive quarterly installments, and the aggregate principal amount of the Term Loan-B as evidenced by the Term Notes-B shall be payable in two consecutive installments (the date of each such installment, a "Repayment Date"), respectively, in the amounts set forth below, and such payments shall be distributed ratably among the Lenders in accordance with their respective Term Loan-A Commitments or Term Loan-B Commitments, as the case may be:

                                                                Term Loan-A      Term Loan-B
                       Date                                       Payment          Payment
                       ----                                     -----------      -----------
December 31, 1999, March 31, 2000 and June 30, 2000 and
September 30, 2000                                                700,000                 0

December 31, 2000 and March 31, 2001                              750,000                 0

June 30, 2001, September 30, 2001 and December 31, 2001 and
   March 31, 2002                                                 750,000                 0

June 30, 2002, September 30, 2002 and December 31, 2002 and
   March 31, 2003                                                 825,000                 0

June 30, 2003, September 30, 2003 and December 31, 2003 and
   March 31, 2004                                                 925,000                 0

June 30, 2004, September 30, 2004 and December 31, 2004           925,000                 0

 Term Loan-A Maturity Date                                        925,000           400,000

Final Maturity Date                                                               8,600,000

         To the extent not previously paid, the Term Loan-A shall be due and payable on the Term Loan-A Maturity Date and the Term Loan-B shall be due and payable on the Final Maturity Date. Each Term Loan shall bear interest from its respective date of advance on the outstanding principal balance thereof, as provided in Section 2.05. All principal payments in respect of the Term Loans shall be accompanied by accrued interest on the principal amount being repaid to the date of payment. No scheduled payment of principal in respect of the Term Loans shall be made to the extent that a lesser principal payment would result in the payment in full of the outstanding amount of the Term Loans, and such lesser amount is paid.

         (c) Each Lender, or the Agent on its behalf, shall, and is hereby authorized by the Borrowers to, endorse on the schedule attached to the Term Note-A, Term Note-B, or Revolving Credit Note, as applicable, of such Lender (or on a continuation of such schedule attached to such Note and made a part thereof) an appropriate notation evidencing the date and amount of each Loan to the Borrowers from such Lender, as well as the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any person to make such a notation on a Note shall not affect any obligations of the Borrowers under such Note. Any such notation shall be conclusive and binding as to the date and amount of such Loan or portion thereof, or payment or prepayment of principal or interest thereon, absent manifest error.

         (d) Each of the Borrowers shall be jointly and severally liable with the other Borrower(s) for the Obligations, and each of the Obligations shall be secured by all of the Collateral. Each of the Borrowers acknowledges that it is a co-borrower hereunder and is jointly and severally liable under this Agreement and the other Loan Documents. All Credits extended to any of the Borrowers or requested by any of the

Borrowers shall be deemed to be Credits extended for each of the Borrowers, and each of the Borrowers hereby authorizes each other of the Borrowers to effectuate Credits on its behalf. Notwithstanding anything to the contrary contained in this Agreement or any of the other Loan Documents, the Agent and the Lenders shall be entitled to rely upon any request, notice or other communication received by them from any of the Borrowers on behalf of all Borrowers, and shall be entitled to treat their giving of any notice hereunder to any of the Borrowers as notice to each and all Borrowers.

         Each of the Borrowers agrees that the joint and several liability of the Borrowers provided for in this subsection (e) shall not be impaired or affected by any modification, supplement, extension or amendment or any contract or agreement to which the other Borrower(s) may hereafter agree (other than an agreement signed by the Agent and the Lenders specifically releasing such liability), nor by any delay, extension of time, renewal, compromise or other indulgence granted by the Agent or any Lender with respect to any of the Obligations, nor by any other agreements or arrangements whatsoever with the other Borrower(s) or with any other person, each of the Borrowers hereby waiving all notice of such delay, extension, release, substitution, renewal, compromise or other indulgence, and hereby consenting to be bound thereby as fully and effectually as if it had expressly agreed thereto in advance. The liability of each of the Borrowers is direct and unconditional as to all of the Obligations, and may be enforced without requiring the Agent or any Lender first to resort to any other right, remedy or security. Each of the Borrowers hereby expressly waives promptness, diligence, notice of acceptance and any other notice with respect to any of the Obligations, the Notes, this Agreement or any other Loan Document and any requirement that the Agent or any Lender protect, secure, perfect or insure any Lien or any property subject thereto or exhaust any right or take any action against any of the Borrowers or any other person or any collateral.

         Each of the Borrowers hereby irrevocably subordinates and makes junior to the Obligations each of the other Borrower's "claims" (as defined in Section 101(5) of the Bankruptcy Code) to which such Borrowers are or would be entitled by virtue of the provisions of the first paragraph of this subsection (e) or the performance of such Borrower's obligations thereunder including, without limitation, any right of subrogation (whether contractual, under Section 509 of the Bankruptcy Code or otherwise), reimbursement, contribution, exoneration or similar right, or indemnity, or any right of recourse to security for any of the Obligations unless and until all of the Obligations to the Agent and the Lenders have been indefeasibly paid in full.

         SECTION 2.05. Interest on Loans. Subject to the provisions of Section 2.05(c) and Section 2.08 hereof, each Alternate Base Loan shall bear interest at a rate per annum equal to the Alternate Base Rate plus the applicable Interest Margin.

         (a) Subject to the provisions of Section 2.05(c) and Section 2.08 hereof, each Eurodollar Loan shall bear interest at a rate per annum equal to the Adjusted LIBO Rate plus the applicable Interest Margin.

         (b) Interest on each Loan shall be payable in arrears on each applicable Interest Payment Date, the Term Loan-A Maturity Date, the Revolving Credit Termination Date and on the Final Maturity Date. Interest on each Alternate Base Loan and Eurodollar Loan shall be computed based on the number of days elapsed in a year of 360 days. The Agent shall determine each interest rate applicable to the Loans and shall promptly advise the Borrowers and the Lenders of the interest rate so determined.

         SECTION 2.06. Fees. The Borrowers shall pay each Lender, through the Agent, (i) on the last Business Day of each March, June, September and December commencing September 30, 1999, (ii) on the date of any reduction of the Revolving Credit Commitments pursuant to this Agreement including, without limitation, Sec tion 2.07 hereof and (iii) on the Revolving Credit Termination Date, in immediately available funds, a commitment fee (the "Revolving Credit Commitment Fee") of one-half of one percent (1/2 of 1%) per annum on the average daily unused amount of the Revolving Credit Commitment of such Lender, during the preceding quarter (or shorter period commencing with the Closing Date or ending with the Revolving Credit Termination Date) ending immediately prior to such date it being understood that Letter of Credit Usage shall constitute "use" of the Revolving Credit Commitment in a corresponding amount. The Revolving Credit Commitment Fee due to each Lender under this Section 2.06 shall commence to accrue on the date hereof and cease to accrue on the earlier of (i) the Revolving Credit Termination Date and (ii) the termination of the Revolving Credit Commitment of such Lender pursuant to this Agreement including, without limitation, pursuant to Section 2.07 hereof. The Revolving Credit Commitment Fee shall be calculated on the basis of the actual number of days elapsed in a year of 360 days.

         SECTION 2.07. Termination and Reduction of Revolving Credit Commitments and Term Loan Commitments. Upon at least three (3) Business Days' prior irrevocable written notice (or facsimile notice promptly confirmed in writing) to the Agent, the Borrowers may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Revolving Credit Commitment, ratably among the Lenders in accordance with the amounts of their Revolving Credit Commitments; provided, however, that the Total Revolving Credit Commitment shall not be reduced at any time to an amount less than the Revolving Credit Loans outstanding under the Revolving Credit Commitments and the Letter of Credit Usage at such time (after giving effect to any concurrent prepayment). Each partial reduction of the Total Revolving Credit Commitment shall be in a minimum of $100,000 or an integral multiple of $50,000.

         (a) Simultaneously with any termination or reduction of the Total Revolving Credit Commitment pursuant to paragraph (a) of this Section 2.07, the

Borrowers shall pay to each Lender, through the Agent, the Revolving Credit Commitment Fee due and owing through and including the date of such termination or reduction on the amount of the Revolving Credit Commitment of such Lender so terminated or reduced.

         (b) The Total Revolving Credit Commitment shall be permanently reduced on each date that a prepayment of principal of the Revolving Credit Loans is required pursuant to Section 2.09(d) or 2.09(e) hereof by the amount of each such required prepayment. In any event, the Revolving Credit Commitment of each Lender shall automatically and permanently terminate on the Revolving Credit Termination Date, and all Revolving Credit Loans still outstanding on such date shall be due and payable in full together with accrued interest thereon.

         (c) The Total Term Loan Commitment shall be permanently reduced by the amount of any repayment or prepayment of the outstanding principal amount of the Term Loans on the date of any such repayment or prepayment. Any reduction in the Total Term Loan Commitment shall simultaneously reduce, on a Pro Rata Basis, the Total Term Loan-A Commitment and the Total Term Loan-B Commitment. In any event,
(x) all amounts due and owing under the Total Term Loan-A Commitment shall be due and payable on the Term Loan-A Maturity Date and (y) all amounts due and owing under the Total Term Loan-B Commitment shall be due and payable on the Final Maturity Date.

         SECTION 2.08. Interest on Overdue Amounts; Alternate Rate of Interest. If the Borrowers shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder or under any of the other Loan Documents, by acceleration or otherwise, the Borrowers shall on demand from time to time pay interest, to the extent permitted by law, on all Obligations outstanding up to the date of actual payment of such defaulted amount (after as well as before judgment) at a rate per annum equal to two percent (2%) in excess of the rates otherwise applicable to the Obligations outstanding pursuant to
Section 2.05 in the case of Loans or Section 2.20 in the case of the letter of credit fees with respect to Letters of Credit.

         (a) In the event, and on each occasion, that on the day two (2) Business Days prior to the commencement of any Interest Period for a Eurodollar Loan the Agent or any Lender shall have determined that dollar deposits in the amount of each Eurodollar Loan are not generally available in the London interbank market, or that the rate at which dollar deposits are being offered will not reflect adequately and fairly the cost to any Lender of making or maintaining such Eurodollar Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted LIBO Rate, the Agent (after notification from any Lender) shall as soon as practicable thereafter give written notice (or facsimile notice promptly confirmed in writing) of such determination to the Borrowers and the Lenders, and any request by the Borrowers for the making of a Eurodollar Loan pursuant to Section 2.03 hereof or conversion or continuation of any Loan into a Eurodollar Loan pursuant to
Section 2.02 hereof shall,
until the circumstances giving rise to such notice no longer exist, be deemed to be a request for an Alternate Base Loan. Each determination by the Agent made hereunder shall be conclusive absent manifest error.

         SECTION 2.09. Prepayment of Loans. Subject to the terms and conditions contained in this Section 2.09 and elsewhere in this Agreement, the Borrowers shall have the right to prepay any Loan at any time in whole or from time to time in part without penalty (except as provided for in Section 2.12 with respect to Eurodollar Loans); provided, however, that each such partial prepayment of a Loan shall be in an integral multiple of $100,000.

         (a) On the date of any termination or reduction of the Total Revolving Credit Commitment pursuant to Section 2.07(a) hereof or elsewhere in this Agreement, the Borrowers shall pay or prepay so much of the Revolving Credit Loans as shall be necessary in order that the Availability equals or exceeds zero following such termination or reduction. Any prepayments required by this paragraph (b) shall be applied to outstanding Revolving Credit Alternate Base Loans up to the full amount thereof before they are applied to outstanding Revolving Credit Eurodollar Loans; provided, however, that the Borrowers shall not be required to make any prepayment of any Eurodollar Loan pursuant to this Section until the last day of the Interest Period with respect thereto so long as an amount equal to such prepayment is deposited by the Borrowers in a cash collateral account with the Agent to be held in such account on terms satisfactory to the Agent (if not previously applied, such cash collateral may be applied by the Agent on the last day of the applicable Interest Period to repay outstanding Eurodollar Loans as they become due).

         (b) The Borrowers shall make prepayments of the Revolving Credit Loans from time to time such that the Availability equals or exceeds zero at all times. Any prepayments required by this paragraph (c) shall be applied to outstanding Revolving Credit Alternate Base Loans up to the full amount thereof before they are applied to outstanding Revolving Credit Eurodollar Loans; provided, however, that the Borrowers shall not be required to make any prepayment of any Eurodollar Loan pursuant to this Section until the last day of the Interest Period with respect thereto so long as an amount equal to such prepayment is deposited by the Borrowers in a cash collateral account with the Agent to be held in such account on terms satisfactory to the Agent (if not previously applied, such cash collateral may be applied by the Agent on the last day of the applicable Interest Period to repay outstanding Eurodollar Loans as they become due).

         (c) Within three (3) Business Days after (i) the sale or other disposition of any assets of any of the Loan Parties or their subsidiaries (excluding sales of assets permitted pursuant to Sections 7.05(a) and (b) but in the case of Section 7.05(b) only to the extent that the Net Proceeds realized are applied within 90 days of any sale or other disposition to purchase other assets and pending such application or prepayment all such Net Proceeds shall be maintained in a cash collateral account with the Agent on terms and conditions reasonably acceptable to the Agent) or of the capital stock of any of the Borrowers (subject to
Section 7.05 hereof) (provided, however, if at the time of any such sale of capital stock and after giving effect thereto the ratio of Senior Funded Debt to EBITDA minus all Capital Expenditures during such period of Holdings and its subsidiaries on a Consolidated basis for the four quarter period ended prior to such sale but after giving effect to such sale is no greater than 3.50:1.00, then only 50% of the Net Proceeds need be applied as a mandatory prepayment),
(ii) the consummation of the issuance of any debt securities of any of the Loan Parties, or (iii) the receipt of any monies in accordance with the Acquisition Documents, the Borrowers shall make a mandatory prepayment of the Loans in an amount equal to 100% (or such lesser amount as provided for herein) of the Net Proceeds, which Net Proceeds shall be applied as set forth in paragraph (g) below. Nothing contained in this paragraph (d) shall be or be deemed to be a consent to the sale of any assets or stock or the issuance of any stock or debt securities.

         (d) Within 90 days after the end of each Fiscal Year of the Borrowers, commencing with the Fiscal Year ending March 31, 2000, the Borrowers shall make a mandatory prepayment of the Loans in an amount equal to the Mandatory Prepayment for the Fiscal Year then ended, such prepayment to be applied as set forth in paragraph (g) below.

         (e) Except as provided in clause (ii) below, promptly and in any event not more than three (3) Business Days following the receipt by the Agent or any of the Borrowers or any subsidiary of any of the Borrowers of any Net Proceeds of (x) any casualty insurance required to be maintained pursuant to Section 6.03 hereof on account of each separate loss, damage or injury (each, a "Casualty Event") in excess of $375,000 (or, if there shall be continuing a Default or an Event of Default, of the full amount of Net Proceeds) to any asset of such Borrowers or such subsidiary (including, without limitation, any Collateral), or
(y) any business interruption insurance required to be maintained pursuant to
Section 6.03 hereof on account of any business interruption event (each, a "BI Event") in excess of $375,000 (or, if there shall be continuing a Default or Event of Default, of the full amount of Net Proceeds), such Borrowers or subsidiary shall promptly notify the Agent of such receipt in writing or by telephone promptly confirmed in writing, and not later than three (3) Business Days following receipt by the Agent or such Borrowers or subsidiary of any such Net Proceeds, there shall become due and payable a prepayment of the Loans in an amount equal to 100% of such proceeds (in excess of such limits, as applicable). Prepayments from such Net Proceeds shall be applied as set forth in paragraph
(g) below.

         (i) In the case of the receipt of Net Proceeds described in clause (i) above with respect to a Casualty Event or BI Event, the Borrowers may elect, by written notice delivered to the Agent not later than the day on which a prepayment would otherwise be required under clause (i), (x) in the case of Net Proceeds received with respect to a BI Event, to use such Net Proceeds in the ordinary course of such Borrower's business and (y) in the case of Net Proceeds received with respect to any

Casualty Event, to apply all or a portion of such Net Proceeds for the purpose of replacing, repairing, restoring or rebuilding (referred to herein as a "Rebuilding") the relevant tangible property, and, in any such event, any required prepayment under clause (i) above shall be reduced dollar for dollar by the amount of such election under clause (x) or clause (y) of this sentence. An election under this clause (ii) shall not be effective unless: (a) at the time of such election there is continuing no Default or Event of Default; (b) the Borrowers shall have certified to the Agent that: (i) the Net Proceeds of the insurance adjustment with respect to a Casualty Event, together with other funds available to the Borrowers shall be sufficient to complete such Rebuilding in accordance with all applicable laws, regulations and ordinances; and (ii) no Default or Event of Default has arisen or will arise as a result of such BI Event, Casualty Event or Rebuilding; (c) the Net Proceeds of the insurance adjustment with respect to a Casualty Event are applied in connection with a Rebuilding within 365 days after the date of the receipt of such Net Proceeds and (d) if the amount of Net Proceeds in question exceeds $500,000, the Borrowers shall have obtained the written consent of the Required Lenders to such election.

         (ii) In the event of an election under clause (ii) above, pending application of the Net Proceeds to business operations with respect to a BI Event or to Rebuilding with respect to a Casualty Event, the Borrowers shall not later than the time at which prepayment would have been, in the absence of such election, required under clause (i) above, apply such Net Proceeds to the prepayment of the outstanding principal balance, if any, of the Revolving Credit Loans (not in permanent reduction of the Revolving Credit Commitment), and deposit (the "Special Deposit") with the Agent, the balance, if any, of such Net Proceeds remaining after such application, pursuant to agreements in form, scope and substance reasonably satisfactory to the Agent. The Special Deposit, together with all earnings on such Special Deposit, shall be available to the Borrowers solely for the applicable Rebuilding or ordinary course business operations, as the case may be; provided, however, that at such time as an Event of Default shall occur, the balance of the Special Deposit and earnings thereon may be applied by the Agent to repay the Obligations in such order as the Agent shall elect. The Agent shall be entitled to require reasonable proof, as a condition to the making of any withdrawal from the Special Deposit, that the proceeds of such withdrawal are being applied for the purposes permitted hereunder, and, in the case of Rebuilding, that the withdrawal is equivalent to the value of the improvements being rebuilt.

         (f) When making a prepayment, whether mandatory or otherwise, pursuant to paragraph (a) above, the Borrowers shall furnish to the Agent, not later than 2:00 p.m. (New York City time) (i) one (1) Business Day prior to the date of such prepayment of Alternate Base Loans and (ii) three (3) Business Days prior to the date of such prepayment of Eurodollar Loans, written, facsimile or telephonic notice (promptly confirmed by written or facsimile notice) of prepayment which shall specify the prepayment date and the principal amount of each Loan (or portion thereof) to be prepaid, which notice shall be irrevocable and shall commit the Borrowers to prepay such Loan by the amount stated therein on the date stated therein. Prepayments made pursuant to paragraph (d), (e) or (f) above shall be applied as follows: (A) first, on a Pro Rata Basis to outstanding Term Loans-A and Term Loans-B which are Term Alternate Base Loans pro rata over the remaining installments up to the full amount thereof and then on a Pro Rata Basis to outstanding Term Loans-A and Term Loans-B which are Term Eurodollar Loans pro rata over the remaining installments up to the full amount thereof and (B) second, to outstanding Revolving Credit Alternate Base Loans up to the full amount thereof and then to Revolving Credit Eurodollar Loans up to the full amount thereof; provided, however, that if at the time of the making of any prepayment in accordance with clause (B), there are undrawn Letters of Credit outstanding, then in the discretion of the Agent, all or a portion of any such prepayment (not to exceed an amount equal to the aggregate undrawn amount of all such outstanding Letters of Credit) shall be deposited by the Borrowers in a cash collateral account to be held by the Agent for its own benefit and for the benefit of the Lenders for application by the Agent to the payment of any drawing made under any such Letters of Credit; and, provided, however, that the Borrowers shall not be required to make any prepayment of any Term or Revolving Credit Eurodollar Loan required pursuant to this Section 2.09(g) until the last day of the Interest Period with respect thereto so long as an amount equal to such prepayment is deposited by the Borrowers into a cash collateral account with the Agent to be held in such account pursuant to terms satisfactory to the Agent (if not previously applied, such cash collateral may be applied by the Agent on the last day of the applicable Interest Periods to repay outstanding Eurodollar Loans as they become due). All prepayments pursuant to Section 2.09 shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

         (g) All prepayments under this Section 2.09 shall be subject to Section
2.12 hereof, except that any prepayment of a Eurodollar Loan pursuant to subsection (a) which is not made on the last day of an Interest Period may at the Borrowers' option be deposited into a cash collateral account with the Agent to be held in such account pursuant to terms satisfactory to the Agent (if not previously applied, such cash collateral may be applied by the Agent on the last day of the applicable Interest Periods to repay outstanding Eurodollar Loans as they become due).

         (h) Except as otherwise expressly provided in this Section 2.09, payments with respect to any paragraph of this Section 2.09 are in addition to payments made or required to be made under any other paragraph of this Section 2.09.

         (i) Prepayments of the Term Loans under Section 2.09(a) shall be applied first to the next earliest installment due on the Term Loans and then on a Pro Rata Basis over the remaining installments due on Term Loan-A and Term Loan-B. The amount of the Term Loans prepaid may not be reborrowed.

         SECTION 2.10. Reserve Requirements; Change in Circumstances. Notwithstanding any other provision herein, if after the date of this Agreement (or in the case of any assignee of any Lender, the date of assignment) any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law), or any change in GAAP or regulatory accounting principles applicable to the Agent or any Lender, shall:
(i) subject the Agent or any Lender (which shall for the purpose of this Section
2.10 include any assignee or lending office of the Agent or any Lender) to any charge, fee, deduction or withholding of any kind or to any tax with respect to any amount paid or to be paid to either the Agent or any Lender with respect to any Eurodollar Loans made by such Lender to the Borrowers or with respect to the obligations of any Lender under Sections 2.17 through 2.20 hereof or under any Letter of Credit (other than (x) taxes imposed on the overall net income or on receipts of the Agent or such Lender and (y) franchise taxes imposed on the Agent or such Lender, in either case by the jurisdiction in which such Lender or the Agent has its principal office or its lending office with respect to such Eurodollar Loan or any political subdivision or taxing authority of either thereof); (ii) change the basis of taxation of payments to any Lender or the Agent of the principal of or interest on any Eurodollar Loan or any other fees or amounts payable with respect to any Letter of Credit or otherwise hereunder (other than taxes imposed on the overall net income or on receipts of such Lender or the Agent by the jurisdiction in which such Lender or the Agent has its principal office or by any political subdivision or taxing authority therein); (iii) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or loans or loan commitments extended by, or Letters of Credit issued and maintained by such Lender; or (iv) impose on any Lender or, with respect to Eurodollar Loans, the London interbank market, any other condition affecting this Agreement, Letters of Credit issued and maintained by or Eurodollar Loans made by such Lender; and the result of any of the foregoing shall be to increase the cost to any such Lender of making or maintaining any Eurodollar Loan or Letter of Credit, or to reduce the amount of any payment (whether of principal, interest, fee, compensation or otherwise) receivable by such Lender or to require such Lender to make any payment in respect of any Eurodollar Loan or Letter of Credit, then the Borrowers shall pay to such Lender or the Agent, as the case may be, upon such Lender's or the Agent's demand, such additional amount or amounts as will compensate such Lender or the Agent for such additional costs or reduction. The Agent and each Lender agree to give notice to the Borrowers of any such change in law, regulation, interpretation or administration with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Transactions. Notwithstanding anything contained herein to the contrary, nothing in clause (i) or (ii) of this Section 2.10(a) shall be deemed to (x) permit the Agent or any Lender to recover any amount thereunder which would not be recoverable under Section 2.16 hereof or
(y) require the Borrowers to make any payment of any amount to the extent that such payment would duplicate any payment made by the Borrowers pursuant to
Section 2.16 hereof.

         (a) If at any time and from time to time after the date of this Agreement (or in the case of any assignee of any Lender, the date of assignment), any Lender shall determine that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change in any applicable law, rule, regulation or guideline regarding capital adequacy, including, without limitation, the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or any change in the interpretation or administration of any thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Lender (or its lending office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or will have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of its obligations hereunder to a level below that which such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Borrowers shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. Each Lender agrees to give notice to the Borrowers of any adoption of, change in, or change in interpretation or administration of, any such law, rule, regulation or guideline with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Transactions. Notwithstanding any other provision in this paragraph (b), none of any Lender or the Agent shall be entitled to demand compensation pursuant to this paragraph (b) if it shall not be the general practice of such Lender or the Agent, as applicable, to demand such compensation in similar circumstances under comparable provisions of other comparable credit agreements.

         (b) A statement of any Lender or the Agent setting forth such amount or amounts, supported by calculations in reasonable detail, as shall be necessary to compensate such Lender (or the Agent) as specified in paragraphs (a) and (b) above shall be delivered to the Borrowers and shall be conclusive absent manifest error. The Borrowers shall pay such Lender or the Agent, as the case may be, the amount shown as due on any such statement within ten (10) Business Days after its receipt of the same.

         (c) Failure on the part of any Lender or the Agent to demand compensation for any increased costs, reduction in amounts received or receivable with respect to any Interest Period or any Letter of Credit or reduction in the rate of return earned on such Lender's capital, shall not constitute a waiver of such Lender's or the Agent's rights to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in rate of return in such Interest Period or in any other Interest Period or with respect to such Letter of Credit. The protection under this Section 2.10 shall be available to each Lender and the Agent regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender or the Agent for compensation. Notwithstanding the foregoing, the Borrowers shall not be required to compensate a Lender or the Agent pursuant to this Section for any increased costs or reductions incurred more than six months prior to the date that such Lender or the Agent, as the case may be, notifies the Borrowers of the change giving rise to such increased costs or reductions and of such Lender's or the Agent's intention to claim compensation therefor; provided that, if the change giving rise to such increased costs or reductions is retroactive, then the six-month period referred to above shall be extended by a period of time equal to the period from the date of such change through and including the earliest date of such retroactive effect. Subject to the foregoing sentences, the obligations of the Borrowers under this Section 2.10 shall survive the termination of this Agreement.

         (d) Any Lender claiming any additional amounts payable pursuant to this
Section 2.10 agrees to use reasonable efforts (consistent with legal and regulatory restrictions) to designate a different Applicable Lending Office if the making of such a designation would avoid the need for, or reduce the amount of, any such additional amounts and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.

         SECTION 2.11. Change in Legality. Notwithstanding anything to the contrary herein contained, if any change in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations to make Eurodollar Loans as contemplated hereby, then, by written notice to Borrowers and to the Agent, such Lender may:

                            (i) declare that Eurodollar Loans will not
                  thereafter be made by such Lender hereunder, whereupon the Borrowers shall be prohibited from requesting Eurodollar Loans from such Lender hereunder unless such declaration is subsequently withdrawn; and

                           (ii) require that all outstanding Eurodollar Loans,
                  made by such Lender be converted to Alternate Base Loans, in which event (A) all such Eurodollar Loans shall be automatically converted to Alternate Base Loans as of the effective date of such notice as provided in paragraph (b) below and (B) all payments of principal which would otherwise have been applied to repay the converted Eurodollar Loans shall instead be applied to repay the Alternate Base Loans resulting from the conversion of such Eurodollar Loans.

         (a) For purposes of Section 2.11(a) hereof, a notice to the Borrowers by any Lender shall be effective, if lawful, on the last day of the then current Interest Period or, if there are then two or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective with respect to the Borrowers on the date of receipt by the Borrowers.

                  SECTION 2.12. Indemnity. The Borrowers shall indemnify the Agent and each Lender against any loss or reasonable expense (including, but not limited to, any loss or reasonable expense sustained or incurred or to be sustained or incurred by reason of or in connection with the execution and delivery or assignment of, or payment under, any Letter of Credit, or in liquidating or employing deposits from third parties acquired to affect or maintain any Loan or part thereof as a Eurodollar Loan) which the Agent or such Lender may sustain or incur as a consequence of the following events (regardless of whether such events occur as a result of the occurrence of an Event of Default or the exercise of any right or remedy of the Agent or the Lenders under this Agreement or any other agreement, or at law): any failure of the Borrowers to fulfill on the date of any Credit Event the applicable conditions set forth in Article V hereof applicable to it; any failure of the Borrowers to borrow hereunder after irrevocable notice of borrowing pursuant to Section 2.03 hereof has been given; any payment, prepayment or conversion of a Eurodollar Loan on a date other than the last day of the relevant Interest Period; any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, or with respect to any Letter of Credit, in each case as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise); or the occurrence of an Event of Default. Such loss or reasonable expense shall include, without limitation, an amount equal to the excess, if any, of (i) the amount of interest which would have accrued on the principal or other amount so paid, prepaid or converted or not borrowed for the period from the date of such payment, prepayment or conversion or failure to borrow to, in the case of a Loan, the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date of such failure to borrow), at the applicable LIBO Rate for such Loan over (ii) the amount of interest (as reasonably determined by such Lender) that would be realized by such Lender in reemploying the funds so paid, prepaid or converted or not borrowed for such period or Interest Period, as the case may be. Any such Lender shall provide to the Borrowers a statement, signed by an officer of such Lender, explaining any loss or expense and setting forth, if applicable, the computation pursuant to the preceding sentence, and such statement shall be conclusive absent manifest error. The Borrowers shall pay such Lender the amount shown as due on any such statement within ten (10) days after the receipt of the same. The indemnities contained herein shall survive the expiration or termination of this Agreement and of the Letters of Credit.

         SECTION 2.13. Pro Rata Treatment; Assumption by and Delegation of Authority to the Agent. Except as permitted under Sections 2.10, 2.11 and 2.16 hereof, or as described in subsection (d) below, each borrowing, each payment or prepayment of principal of the Notes, each payment of interest on the Notes, each payment of any fee or other amount payable hereunder and each reduction of the Total Revolving Credit Commitment, Total Term Loan-A Commitment and Total Term Loan-B Commitment shall be made pro rata among the Lenders in the proportions that their Revolving Credit Commitments bear to the Total Revolving Credit Commitment or that their Term Loan-A Commitments bear to the Total Term Loan-A Commitment or that their Term Loan-B Commitments bear to the Total Term Loan-B Commitment, as the case may be.

         (a) Notwithstanding the occurrence or continuance of a Default or Event of Default or other failure of any condition to the making of Loans or occurrence of other Credit Events hereunder subsequent to the Credit Events on the Closing Date, unless the Agent shall have been notified in writing by any Lender in accordance with the provisions of paragraph (c) below prior to the date of a proposed Credit Event that such Lender will not make the amount that would constitute its pro rata share of the applicable Credits on such date available to the Agent, the Agent may assume that such Lender has made such amount available to the Agent on such date, and the Agent may, in reliance upon such assumption, make available to the Borrowers a corresponding amount. If such amount is made available to the Agent on a date after such Credit Event date, such Lender shall pay to the Agent on demand an amount equal to the product of
(i) the daily average Federal funds rate during such period as quoted by the Agent, times (ii) the amount of such Lender's pro rata share of such Credits, times (iii) a fraction the numerator of which is the number of days that elapse from and including such Credit Event date to the date on which such Lender's pro rata share of such Credits shall have become immediately available to the Agent and the denominator of which is 360. A certificate of the Agent submitted to any Lender with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error. If such Lender's pro rata share of such Credits is not in fact made available to the Agent by such Lender within three Business Days of such Credit Event date, the Agent (without releasing such Lender from any liability it might have to the Agent or any Borrower by reason of its failure to fund) shall be entitled to recover such amount with interest thereon at the rate per annum applicable to the Loans hereunder, on demand, from the Borrowers.

         (b) Unless and until the Agent shall have received notice from the Required Lenders as to the existence of a Default, an Event of Default or some other circumstance which would relieve the Lenders of their respective obligations to extend Credits hereunder, which notice shall be in writing and shall be signed by the Required Lenders and shall expressly state that the Required Lenders do not intend to make available to the Agent such Lenders' ratable share of Credits extended after the effective date of such notice, the Agent shall be entitled to continue to make the assumptions described in Section 2.13(b) above. After receipt of the notice described in the preceding sentence, which shall become effective on the next Business Day after receipt of such notice by the Agent (unless otherwise agreed by the Agent), the Agent shall be entitled to make the assumptions described in Section 2.13(b) above as to any Credits as to which it has not received a written notice to the contrary prior to 11:00 a.m. (New York City time) on the Business Day next preceding the day on which such Credits are to be extended. The Agent shall not be required to extend any Credits as to which it shall have received notice by a Lender of such Lender's intention not to make its ratable portion of such Credits available to the Agent. Any withdrawal of authorization as described under this Section 2.13(c) shall not affect the validity of any Credits extended prior to the effectiveness thereof.

         (c) In the event that any Lender fails to fund its ratable portion (based on its Revolving Credit Commitment) of any Revolving Credit Loan which such Lender is obligated to fund under the terms of this Agreement (the funded portion of such borrowing being hereinafter referred to as a "Non Pro Rata Loan"), until the earlier of such Lender's cure of such failure or the termination of the Total Revolving Credit Commitment, in the Agent's sole discretion, the proceeds of all amounts thereafter repaid to Agent by Borrowers and otherwise required to be applied to such Lender's share of all other Obligations pursuant to the terms of this Agreement, may be advanced to Borrowers by Agent on behalf of such Lender to cure, in full or in part, such failure by such Lender, but shall nevertheless be deemed to have been paid to such Lender in satisfaction of such other Obligations. Notwithstanding anything in this Agreement to the contrary:

                            (i) the foregoing provisions to this subsection (d)
                  shall apply only with respect to the proceeds of payments of Obligations and shall not affect the conversion or continuation of Loans pursuant to Section 2.02;

                           (ii) any such Lender shall be deemed to have cured
                  its failure to fund at such time as an amount equal to such Lender's ratable portion (based on its applicable Revolving Credit Commitment) of the requested principal portion of such Revolving Credit Loan is fully funded to Borrowers whether made by such Lender itself or by operation of the terms of this subsection (d) and whether or not the Non Pro Rata Loan with respect thereto has been converted or continued;

                           (iii) amounts advanced to Borrowers to cure, in full
                  or in part, any such Lender's failure to fund its Revolving Credit Loans ("Cure Loans") shall bear interest at the rate applicable to Alternate Base Loans under Section 2.05 in effect from time to time, and for all other purposes of this Agreement shall be treated as if they were Alternate Base Loans;

                           (iv) Regardless of whether or not an Event of Default
                  has occurred and is continuing, and notwithstanding the instructions of Borrowers as to their desired application, all repayments of principal which would be applied to the outstanding Revolving Credit Alternate Base Loans shall be applied first, ratably to Revolving Credit Alternate Base Loans constituting Non Pro Rata Loans, second, ratably to Revolving Credit Alternate Base Loans other than those constituting Non Pro Rata or Cure Loans and, third, ratably to Revolving Credit Alternate Base Loans constituting Cure Loans;

                            (v) for so long as, and until, the earlier of any
                  such Lender's cure of the failure to fund its ratable portion (based on its applicable Revolving Credit Commitment) of any Revolving Credit Loan and the termination of the Total Revolving Credit Commitment, the term "Required Lenders" for all purposes of this Agreement shall exclude all Lenders whose failure to fund their ratable portion (based on their respective applicable Revolving Credit Commitments) of any Revolving Credit Loan have not been cured; and

                           (vi) for so long as, and until, any such Lender's
                  failure to fund its ratable portion (based on its applicable Revolving Credit Commitment) of any Revolving Credit Loan is cured in accordance with this subsection (d), such Lender shall not be entitled to any Revolving Credit Commitment Fee with respect to its Revolving Credit Commitment.

         SECTION 2.14. Sharing of Setoffs. Each Lender agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against the Borrowers, including, but not limited to, a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of a Note and exposure under the Letter of Credit Usage held by it as a result of which the unpaid principal portion of the Notes and exposure under the Letter of Credit Usage held by it shall be proportionately less than the unpaid principal portion of the Notes and exposure under the Letter of Credit Usage held by any other Lender, it shall be deemed to have simultaneously purchased from such other Lender a participation in the Notes and exposure under the Letter of Credit Usage held by such other Lender, so that the aggregate unpaid principal amount of the Notes and exposure under the Letter of Credit Usage and participations in Notes or exposure under the Letter of Credit Usage held by it shall be in the same proportion to the aggregate unpaid principal amount of all Notes or exposure under the Letter of Credit Usage then outstanding as the principal amount of the Notes or exposure under the Letter of Credit Usage held by it prior to such exercise of banker's lien, setoff or counterclaim was to the principal amount of all Notes or exposure under the Letter of Credit Usage outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Sec tion
2.14 and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustments restored without interest. The Borrowers expressly consent to the foregoing arrangements and agree that any Lender holding a participation in a Note and exposure under the Letter of Credit Usage deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Borrowers to such Lender as fully as if such Lender held a Note and exposure under the Letter of Credit Usage in the amount of such participation.

         SECTION 2.15. Payments and Computations. The Borrowers shall make each payment hereunder and under any instrument delivered hereunder not later than 1:00 p.m. (New York City time) on the day when due in lawful money of the United States (in freely transferable dollars) to the Agent at its offices at 600 Fifth Avenue, New York, New York 10020 for the account of the Lenders, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. The Agent shall distribute any such payments received by it for the account of any other person to the appropriate recipient promptly following receipt thereof. The Agent may charge, when due and payable, the Borrowers' account with the Agent for all interest, principal and Revolving Credit Commitment Fees or other fees owing to the Agent or the Lenders on or with respect to this Agreement and/or the Loans and other Loan Documents. If at any time there is not sufficient availability to cover any of the payments referred to in the prior sentence, and in any event upon the occurrence of any Default, the Borrowers shall make any such payments upon demand.

         (a) If Agent pays an amount to a Lender under this Agreement in the belief or expectation that a related payment has been or will be received by Agent from Borrower and such related payment is not received by Agent, then Agent will be entitled to recover such amount from such Lender without setoff, counterclaim or deduction of any kind. If Agent determines at any time that any amount received by Agent under this Agreement must be returned to Borrowers or paid to any other person pursuant to any solvency law or otherwise, then, notwithstanding any other term or condition of this Agreement, Agent will not be required to distribute any portion thereof to any Lender. In addition, each Lender will repay to Agent on demand any portion of such amount that Agent has distributed to such Lender, together with interest at such rate, if any, as Agent is required to pay to Borrowers or such other person, without setoff, counterclaim or deduction of any kind.

         SECTION 2.16. Taxes. Any and all payments by the Borrowers hereunder shall be made, in accordance with Section 2.15 hereof, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed or based on the Agent's or any Lender's (or any transferee's or assignee's, including a participation holder's (any such entity a "Transferee")) net income or receipts, and franchise or capital taxes imposed on the Agent or any Lender (or Transferee) by the United States or any jurisdiction under the laws of which it is organized or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrowers shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders (or any Transferee) or the Agent,
(i) the sum payable shall be increased by the amount necessary so that after making all required deductions (including without limitation deductions applicable to additional sums payable under this Section 2.16) such Lender (or any Transferee) or the Agent (as the case may
be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrowers shall make such deductions and (iii) the Borrowers shall pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

         (a) In addition, the Borrowers agree to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

         (b) The Borrowers will indemnify each Lender (or Transferee) and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section 2.16) paid by such Lender (or Transferee) or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant tax authority or other authority. This indemnification shall be made within 30 days from the date such Lender (or Transferee) or the Agent (as the case may be) makes written demand therefor. If any Lender (or Transferee) or the Agent receives a refund in respect of any Taxes or Other Taxes for which such Lender (or Transferee) or the Agent has received payment from the Borrowers hereunder, such Lender (or Transferee) or the Agent shall promptly notify the Borrowers of such refund and such Lender (or Transferee) or the Agent shall, within 30 days of receipt of a request by the Borrowers, repay such refund to the Borrowers, net of all out-of-pocket expenses and without interest, provided that the Borrowers, upon the request of such Lender (or Transferee) or the Agent, agrees to return such refund (plus any penalties, interest or other charges) to such Lender (or Transferee) or the Agent in the event such Lender (or Transferee) or the Agent is required to repay such refund.

         (c) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Borrowers in respect of any payment to any Lender (or Transferee) or the Agent, the Borrowers will furnish to the Agent, at its address referred to in Section 11.01 hereof, such certificates, receipts and other documents as may be reasonably required to evidence payment thereof.

         (d) Without prejudice to the survival of any other agreement hereunder, the agreements and obligations contained in this Section 2.16 shall survive the payment in full of principal and interest hereunder.

         (e) Each Lender (or Transferee) that is organized outside of the United States and that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrowers are located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrowers (with a copy to the Agent) on the date hereof (or, in the case of a Transferee, on the date of the transfer) and from time to time as required for renewal under applicable law duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or any successor or additional forms), as appropriate, indicating in each case that such Lender is entitled to receive payments under this Agreement without any (or without full) deduction or withholding of any United States federal income taxes. The Agent (if the Agent is an entity organized outside the United States) and each Lender (or Transferee) that is organized outside the United States shall promptly notify the Borrowers and the Agent of any change in its Applicable Lending Office and upon written request of the Borrowers the Agent or such Lender (or Transferee), as the case may be, shall, prior to the immediately following due date of any payment by the Borrowers or any Guarantor hereunder or under any other Loan Document, deliver to the Borrowers or such Guarantor, as the case may be (with copies to the Agent), such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including, to the extent applicable, Internal Revenue Service Form 4224, Form 1001 and any other certificate or statement of exemption required by Treasury Regulation
Section 1.1441-4(a) or Section 1.1441- 6(c) or any subsequent version thereof, properly completed and duly executed by the Agent or such Lender (or Transferee), as the case may be, establishing that such payment is not subject to withholding under the Code to any greater extent than was the case prior to the change in Applicable Lending Office. The Borrowers shall be entitled to rely on such forms in their possession until receipt of any revised or successor form pursuant to this Section 2.16(f). If the Agent or a Lender (or Transferee) fails to provide a certificate, document or other evidence required pursuant to this
Section 2.16(f), then the Borrowers or the Agent shall be entitled to deduct or withhold on payments to the Agent or such Lender (or Transferee) as a result of such failure, as required by law.

         (f) Borrowers shall not be required to pay any additional amounts to the Agent or any Lender (or Transferee) in respect of United States withholding tax pursuant to paragraph (a) above if the obligation to pay such additional amounts would not have arisen but for a failure by the Agent or such Lender (or Transferee) to comply with the provisions of paragraph (f) above unless such failure results from (i) a change in applicable law, regulation or official interpretation thereof or (ii) an amendment, modification or revocation of any applicable tax treaty or a change in official position regarding the application or interpretation thereof, in each case after the Closing Date (and, in the case of a Transferee, after the date of assignment or transfer); provided, however, Borrowers shall be required to pay those amounts to the Agent or any Lender (or Transferee) that it was required to pay hereunder prior to the failure of the Agent or such Lender (or Transferee) to comply with the provisions of such paragraph (f).

         (g) Each Lender (or Transferee) and the Agent shall use reasonable efforts (consistent with legal and regulatory restrictions) to avoid or minimize any amounts which might otherwise be payable pursuant to this Section 2.16 (including seeking refunds of any amounts that are reasonably believed not to have been correctly or legally asserted); provided, however, that such efforts shall not include the taking of any actions by such Lender (or Transferee) or the Agent that would result in any tax, costs or other expense to such Lender (or Transferee) or the Agent (other than a tax, cost or other expense for which such Lender (or Transferee) or the Agent shall have been reimbursed or indemnified by the Borrowers pursuant to this Agreement or otherwise) or any action which would or might in the reasonable opinion of such Lender (or Transferee) or the Agent have an adverse effect upon its business, operations or financial condition or otherwise be disadvantageous to such Lender (or Transferee) or the Agent.

         SECTION 2.17. Issuance of Letters of Credit. Upon the request of the Borrowers, and subject to the conditions set forth in Article V hereof and such other conditions to the opening of Letters of Credit as the Agent requires of its customers generally, the Agent shall from time to time open commercial and standby letters of credit (each, a "Letter of Credit") for the account of the Borrowers, the aggregate undrawn amount of all outstanding Letters of Credit not at any time to exceed $1,000,000; provided, however, that the Borrowers may not request the Agent to open a Letter of Credit if after giving effect thereto (measured by the face amount of such Letter of Credit) Availability would be less than zero. The issuance of each Letter of Credit shall be made on at least three (3) Business Days' prior written notice from the Borrowers to the Agent, at its Domestic Lending Office, which written notice shall be an application for a Letter of Credit on the Agent's customary form completed to the satisfaction of the Agent, together with the proposed form of the Letter of Credit (which shall be satisfactory to the Agent) and such other certificates, documents and other papers and information as the Agent may reasonably request. The Agent shall not at any time be obligated to issue any Letter of Credit if such issuance would conflict with, or cause the Agent or any Lender to exceed any limits imposed by, any applicable requirements of law. The expiration date of any (i) commercial Letter of Credit shall not be later than 90 days from the date of issuance thereof and (ii) any standby Letter of Credit shall not be later than 360 days from the date of issuance thereof, and, in any event, no Letter of Credit shall have an expiration date later than 30 days prior to the Revolving Credit Termination Date. The Letters of Credit shall be issued with respect of transactions occurring in the ordinary course of business of the Borrowers.

         SECTION 2.18. Payment of Letters of Credit; Reimbursement. Upon the issuance of any Letter of Credit, the Agent shall notify each Lender of the principal amount, the number, and the expiration date thereof and the amount of such Lender's participation therein. By the issuance of a Letter of Credit hereunder and without further action on the part of the Agent or the Lenders, each Lender hereby accepts from the Agent a participation (which participation shall be nonrecourse to the Agent) in such Letter of Credit equal to such Lender's pro rata (based on its Revolving Credit Commitment) share of such Letter of Credit, effective upon the issuance of such Letter of Credit. Each Lender hereby absolutely and unconditionally assumes, as primary obligor and not as a surety, and agrees to pay and discharge, such Lender's pro rata share of the amount of any drawing under a Letter of Credit. Each Lender acknowledges and agrees that its obligation to acquire participations in each Letter of Credit issued by the Agent and its obligation to make the payments specified herein, and the right of the Agent to receive the same, in the manner specified herein, are absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, (i) the occurrence and continuance of a Default or an Event of Default hereunder; (ii) any lack of validity or enforceability of this Agreement or any of the other Loan Documents;
(iii) the existence of any claim, setoff, defense or other right which a Borrower may have at any time against a beneficiary named in such Letter of Credit or any transferee of such Letter of Credit (or any person for whom any such transferee may be acting), the Agent, any Lender, or any other person, whether in connection with this Agreement, such Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between any Borrower or any other party and the beneficiary named in such Letter of Credit); (iv) any draft, certificate or any other document presented under such Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; (v) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Loan Documents; (vi) any failure by the Agent to provide any notices required pursuant to this Agreement relating to such Letter of Credit; or (vii) any payment under any of the Letters of Credit against presentation of a draft or certificate which does not comply with the terms of such Letter of Credit and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. The Agent shall review, on behalf of the Lenders, each draft and any accompanying documents presented under a Letter of Credit and shall notify (and if requested by any Lender provide a copy thereof to such Lender) each Lender of any such presentment. Promptly after it shall have ascertained that any draft and any accompanying documents presented under such Letter of Credit appear on their face to be in substantial conformity with the terms and conditions of the Letter of Credit, the Agent shall give telephonic or facsimile notice to the Lenders and the Borrowers of the receipt and amount of such draft and the date on which payment thereon will be made, and the Lenders shall, by 1:00 p.m., New York City time on the Business Day immediately succeeding the date of such notice, pay the amounts required to the Agent in New York, New York in immediately available funds, and the Agent, not later than 3:00 p.m. on such day, shall make the appropriate payment to the beneficiary of such Letter of Credit. If in accordance with the prior sentence the Lenders shall pay any draft presented under a Letter of Credit, then the Agent, on behalf of the Lenders, shall charge the revolving credit loan account of the Borrowers with the Agent for the amount thereof, together with the Agent's customary overdraft fee in the event the funds available in such account shall not be sufficient to reimburse the Lenders for such payment and the Borrowers shall not otherwise have discharged such reimbursement obligation (whether by a revolving credit loan or otherwise) by 1:00 p.m., New York City time, on the date of such payment. If the Lenders have not been reimbursed with respect to such drawing as provided above, the Borrowers shall pay to the Agent, for the account of the Lenders, the amount of the drawing together with interest on such amount at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the rate applicable to Alternate Base Loans hereunder plus two percent (2%), payable on demand. Other than the defense of payment in accordance with the terms of this Agreement or a defense based on the gross negligence or willful misconduct of the Agent or any Lender, the obligations of the Borrowers under this Section 2.18 to reimburse the Lenders and the Agent for all drawings under Letters of Credit shall be joint and several, absolute, unconditional and irrevocable and shall be satisfied strictly in accordance with their terms, irrespective of:

         (a) any lack of validity or enforceability of any Letter of Credit;

         (b) the existence of any claim, setoff, defense or other right which the Borrowers or any other person may at any time have against the beneficiary under any Letter of Credit, the Agent or any Lender or any other person in connection with this Agreement or any other transaction;

         (c) any draft or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

         (d) payment by the Agent or any Lender under any Letter of Credit against presentation of a draft or other document which does not comply with the terms of such Letter of Credit; and

         (e) any other circumstance or event whatsoever, whether or not similar to any of the foregoing that might, but for the provisions of this Section, constitute legal or equitable discharge of the Borrowers' obligations under this Section.

         It is understood that in making any payment under any Letter of Credit
(x) the Agent's and any Lender's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including, without limitation, reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (y) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, not be deemed willful misconduct or gross negligence of the Agent or any Lender.

         SECTION 2.19. Agent's Actions with respect to Letters of Credit. Any Letter of Credit may, in the discretion of the Agent or its correspondents, be interpreted by them (to the extent not inconsistent with such Letter of Credit) in accordance with the Uniform Customs and Practice for Documentary Credits of the International

Chamber of Commerce, as adopted or amended from time to time, or any other rules, regulations and customs prevailing at the place where any Letter of Credit is available or the drafts are drawn or negotiated. The Agent and its correspondents may accept and act upon the name, signature, or act of any party purporting to be the executor, administrator, receiver, trustee in bankruptcy, or other legal representative of any party designated in any Letter of Credit in the place of the name, signature, or act of such party.

         SECTION 2.20. Letter of Credit Fees. The Borrowers agree to pay to the Agent for the account of each Lender a participation fee with respect to its participations in Letters of Credit, which shall accrue at a rate per annum equal to the margin over the Adjusted LIBO Rate applicable to interest on Revolving Credit Eurodollar Loans on the average daily amount of such Lender's pro rata share of the Letter of Credit Usage (excluding any portion attributable to unreimbursed drawings) during the period from and including the Closing Date to but excluding the later of the date on which such Lender's Revolving Credit Commitment terminates and the date on which such Lender ceases to have any share of the Letter of Credit Usage, as well as the Agent's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including the last Business Day of March, June, September and December of each year shall be payable on the first Business Day following each such period, commencing September 30, 1999; provided that all such fees shall be payable on the date on which the Revolving Credit Commitment terminates and any such fees accruing after the date on which the Revolving Credit Commitment terminates shall be payable on demand. Any other fees payable to the Agent pursuant to this paragraph shall be payable within ten (10) Business Days after demand. All participation fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

III. COLLATERAL SECURITY

         SECTION 3.01. Security Documents. The Obligations shall be secured by the Collateral described in the Security Documents and are entitled to the benefits thereof. The Borrowers shall duly execute and deliver, or cause each other Grantor to duly execute and deliver, the Security Documents, all consents of third parties necessary to permit the effective granting of the Liens created in such agreements, financing statements pursuant to the Uniform Commercial Code and other documents, all in form and substance satisfactory to the Agent, as may be reasonably required by the Agent to grant to the Lenders a valid, perfected and enforceable first priority Lien on and security interest in (subject only to the Liens permitted under Section 7.01 hereof) the Collateral.

         SECTION 3.02. Filing and Recording. The Borrowers shall, at their sole cost and expense, cause all instruments and documents given as evidence of security pursuant to this Agreement to be duly recorded and/or filed or otherwise perfected in all places necessary, in the opinion of the Agent, and take such other actions as the Agent may reasonably request, in order to perfect and protect the Liens of the Agent and Lenders in the Collateral. The Borrowers, to the extent permitted by law, hereby authorize the Agent to file any financing statement in respect of any Lien created pursuant to the Security Documents which may at any time be required or which, in the opinion of the Agent, may at any time be desirable although the same may have been executed only by the Agent or, at the option of the Agent, to sign such financing statement on behalf of the Borrowers and file the same, and the Borrowers hereby irrevocably designate the Agent, its agents, representatives and designees as its agent and attorney-in-fact for this purpose. In the event that any re-recording or refiling thereof (or the filing of any statements of continuation or assignment of any financing statement) is required to protect and preserve such Lien, the Borrowers shall, at the Borrowers' cost and expense, cause the same to be recorded and/or refiled at the time and in the manner requested by the Agent.

IV. REPRESENTATIONS AND WARRANTIES

         Each of the Borrowers and each of the Guarantors jointly and severally represents and warrants to each of the Lenders that after giving effect to the consummation of the Transactions (including, without limitation, under the Acquisition Documents):

         SECTION 4.01. Organization, Legal Existence. Each of the Loan Parties and their subsidiaries is a legal entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has the requisite power and authority to own its property and assets and to carry on its business as now conducted and as currently proposed to be conducted and is qualified to do business in every jurisdiction where the nature of its business so requires (all such jurisdictions, as of the Closing Date, being listed in Schedule 4.01 annexed hereto) except where the failure to so qualify or be in good standing would not result in a Material Adverse Effect. Each of the Loan Parties has the corporate power to execute, deliver and perform its obligations under this Agreement and the other Loan Documents to which it is a party, and with respect to the Borrowers to borrow hereunder and to execute and deliver the Notes.

         SECTION 4.02. Authorization. The execution, delivery and performance by each of the Loan Parties of this Agreement and each of the other Loan Documents to which it is a party, the borrowings hereunder by the Borrowers, the execution and delivery by the Borrowers of the Notes, the grant of security interests in the Collateral created by the Security Documents and the transactions contemplated to occur under or in connection with the Acquisition Documents (collectively, the

"Transactions") (a) have been duly authorized by all requisite action on the part of the applicable Loan Party and (b) will not (i) violate (A) any material provision of applicable law, statute, rule or regulation, (B) the certificate or articles of incorporation or other applicable constitutive documents or the by-laws of the Loan Parties, or their respective subsidiaries, as the case may be, (C) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Loan Parties, or their respective subsidiaries, or (D) any provision of any material indenture, agreement or other instrument (including, without limitation, any Existing Subordinated Debt Documents) to which the Loan Parties, or their respective subsidiaries, or any of their respective properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any material indenture, agreement or other instrument referred to in (b)(i)(D) above except where any such conflict, violation, breach or default referred to in (i) or (ii) would not result in a Material Adverse Effect or (iii) result in the creation or imposition of any Lien of any nature whatsoever (other than in favor of the Agent, for its own benefit and for the benefit of the Lenders, as contemplated by this Agreement and the Security Documents) upon any property or assets of the Loan Parties, or their respective subsidiaries.

         SECTION 4.03. Governmental Approvals. No registration or filing with consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the Transactions, except for (a) such registrations, filings, consents, approvals or actions the failure of which to obtain or make would not have a Material Adverse Effect or (b) such as have been made or obtained or (c) the filings necessary to perfect the Liens created by the Security Documents.

         SECTION 4.04. Binding Effect. This Agreement and each of the other Loan Documents to which it is a party constitutes, and each of the Notes when duly executed and delivered by the Borrowers will constitute, a legal, valid and binding obligation of the applicable Loan Party enforceable against such Loan Party in accordance with its terms subject (a) as to the enforcement of remedies, to applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally, from time to time in effect and (b) to general principles of equity.

         SECTION 4.05. Material Adverse Change. Except as set forth in Schedule
4.05 annexed hereto, there has been no material adverse change in the business, assets, operations or financial condition of (x) Holdings and its subsidiaries, taken as a whole, since March 31, 1999 or (y) CRU since March 31, 1999 through the Closing Date.

         SECTION 4.06. Litigation; Compliance with Laws; etc. Except as set forth in Schedule 4.06(a) annexed hereto, there are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of any Responsible Officer of any Borrower, threatened against or affecting any of the Loan Parties or any of their subsidiaries or the businesses, assets or rights of any of the Loan Parties or any of their subsidiaries (i) which involve any of the Transactions or (ii) as to which it is probable (within the meaning of Statement of Financial Accounting Standards No. 5) that there will be an adverse determination and as to (i) or (ii) which, if adversely determined, would, individually or in the aggregate, materially impair the ability of any of the Loan Parties or any of their subsidiaries to conduct business substantially as now conducted, or result in a Material Adverse Effect.

         (a) Except as set forth in Schedule 4.06(b) annexed hereto, no Loan Party or subsidiary thereof are in violation of any law, or in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or governmental agency or instrumentality where such violation or default would result in a Material Adverse Effect.

         SECTION 4.07. Financial Statements. The Borrowers have heretofore furnished to the Agent Consolidated balance sheets and statements of income and cash flows of (i) Holdings dated as of March 31, 1999 audited by and accompanied by the opinion of independent public accountants and dated as of June 30, 1999 for the three months then ended prepared by management and (ii) CRU dated as of March 31, 1999 audited by and accompanied by the opinion of independent public accountants and dated as of June 30, 1999 for the three months then ended prepared by management. Such balance sheets and statements of income and cash flows present fairly the Consolidated financial condition and results of operations of (x) Holdings and (y) CRU as of the dates and for the periods indicated, and such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of such respective persons as of the dates thereof.

         (a) The Borrowers have heretofore furnished to the Agent quarterly for the 2000 and 2001 Fiscal Years and annually thereafter projected income statements, balance sheets and cash flows of Holdings on a Consolidated basis through the Final Maturity Date, together with a schedule confirming the ability of the Borrowers to consummate the Transactions and demonstrating prospective compliance with all financial covenants contained in this Agreement, such projections disclosing all material assumptions made by Borrowers in formulating such projections and giving effect to the Transactions. The projections are based upon reasonable estimates and assumptions, all of which were reasonable in light of the conditions which existed at the time the projections were made, have been prepared on the basis of the assumptions stated therein, and reflect as of the Closing Date the reasonable estimate of the Borrowers of the results of operations and other information projected therein.

         (b) The Borrowers have heretofore furnished to the Agent a Consolidated pro forma balance sheet of Holdings which is consistent with the previous balance sheets of Holdings and which sets forth information before and after giving effect to the Transactions.

         (c) The financial statements referred to in this Section 4.07 have been prepared in accordance with GAAP except that the unaudited statements do not contain footnotes and are subject to year-end audit adjustments.

         SECTION 4.08. Federal Reserve Regulations. No Loan Parties or subsidiary thereof are engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

         (a) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the regulations of the Board, including, without limitation, Regulation T, U or X thereof.

         SECTION 4.09. Taxes. The Loan Parties and each of their respective subsidiaries has filed or caused to be filed all Federal, state, local and foreign tax returns which are required to be filed by it, on or prior to the date hereof, other than tax returns in respect of taxes that (x) are not franchise, capital or income taxes, (y) in the aggregate are not material and
(z) would not, if unpaid, result in the imposition of any material Lien on any property or assets of any Loan Party or any of its subsidiaries. Each of the Loan Parties and each of their subsidiaries have paid or caused to be paid all taxes shown to be due and payable on such filed returns or on any assessments received by it, other than (i) any taxes or assessments the validity of which such Loan Party or such subsidiary is contesting in good faith by appropriate proceedings, and with respect to which such Loan Party or such subsidiary shall, to the extent required by GAAP have set aside on its books adequate reserves and
(ii) taxes other than income, capital or franchise taxes that in the aggregate are not material and which would not, if unpaid, result in the imposition of any material Lien on any property or assets of any Loan Party or any of its subsidiaries. As of the Closing Date, no Federal income tax returns of any of the Loan Parties or any of their subsidiaries have been audited by the United States Internal Revenue Service and no Loan Party or subsidiary thereof have as of the date hereof requested or been granted any extension of time to file any Federal, state, local or foreign tax return. As of the Closing Date, none of the Loan Parties or their subsidiaries are party to or have any obligation under any tax sharing agreement.

         SECTION 4.10. Employee Benefit Plans. With respect to the provisions of
ERISA:

              (i) No Reportable Event has occurred or is continuing with respect to any Pension Plan.

               (ii) No prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) has occurred with respect to any Plan subject to Part 4 of Subtitle B of Title I of ERISA.

               (iii) None of the Loan Parties or any ERISA Affiliate is now, or has been during the preceding five years, obligated to contribute to a Pension Plan or a Multiemployer Plan. None of the Loan Parties or any ERISA Affiliate has (A) ceased operations at a facility so as to become subject to the provisions of Section 4062(e) of ERISA, (B) withdrawn as a substantial employer so as to become subject to the provisions of Section 4063 of ERISA, (C) ceased making contributions to any Pension Plan subject to the provisions of Section 4064(a) of ERISA to which any of the Loan Parties, any subsidiary or any ERISA Affiliate made contributions, (D) incurred or caused to occur a "complete withdrawal" (within the meaning of Section 4203 of ERISA) or a "partial withdrawal" (within the meaning of Section 4205 of ERISA) from a Multiemployer Plan so as to incur any outstanding withdrawal liability under Sec tion 4201 of ERISA (without regard to subsequent reduction or waiver of such liability under Section 4207 or 4208 of ERISA), or (E) been a party to any transaction or agreement under which the provisions of Section 4204 of ERISA were applicable.

               (iv) No notice of intent to terminate a Pension Plan has been filed, nor has any Plan been terminated pursuant to the provisions of Section 4041(e) of ERISA.

               (v) The PBGC has not instituted proceedings to terminate (or appoint a trustee to administer) a Pension Plan and no event has occurred or condition exists which might constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any such Plan.

               (vi) With respect to each Pension Plan that is subject to the provisions of Title I, Subtitle B, Part 3 of ERISA, the funding method used in connection with such Plan is acceptable under ERISA, and the actuarial assumptions and methods used in connection with funding such Pension Plan satisfy the requirements of Section 302 of ERISA. The assets of each such Pension Plan (other than the Multiemployer Plans) are at least equal to the present value of the greater of (i) accrued benefits (both vested and non-vested) under such Plan, or (ii) "benefit liabilities" (within the meaning of Section 4001(a)(16) of ERISA) under such Plan, in each case as of the latest actuarial valuation date for such Plan (determined in accordance with the same actuarial assumptions and methods as those used by the Plan's actuary in its valuation of such Plan as of such valuation date). No such Pension Plan has incurred any "accumulated funding deficiency" (as defined in Sec tion 412 of the Code), whether or not waived.

               (vii) There are no actions, suits or claims pending (other than routine claims for benefits) or, to the knowledge of the Borrowers or any ERISA

Affiliate, which could reasonably be expected to be asserted, against any Plan or the assets of any such Plan. No civil or criminal action brought pursuant to the provisions of Title I, Subtitle B, Part 5 of ERISA is pending or threatened against any fiduciary (in its capacity as such) or any Plan. None of the Plans or any fiduciary thereof (in its capacity as such) has been the direct or indirect subject of any audit, investigation or examination by any governmental or quasi-governmental agency.

               (viii) All of the Plans comply currently, and have complied in the past, both as to form and operation, with their terms and with the provisions of ERISA and the Code, and all other applicable laws, rules and regulations; all necessary governmental approvals for the Plans have been obtained and a favorable determination as to the qualification under Section 401(a) of the Code of each of the Plans which is an employee pension benefit plan (within the meaning of Section 3(2) of ERISA) has been made by the Internal Revenue Service and a recognition of exemption from federal income taxation under Section 501(c) of the Code of each of the funded employee welfare benefit plans (within the meaning of Section 3(1) of ERISA) has been made by the Internal Revenue Service, and nothing has occurred since the date of each such determination or recognition letter that would adversely affect such qualification.

         SECTION 4.11. No Material Misstatements. No information, report, financial statement, exhibit or schedule prepared or furnished by or on behalf of the Borrowers to the Agent or any Lender in connection with any of the Transactions or this Agreement, the Security Documents, the Notes or any other Loan Documents or included therein contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

         SECTION 4.12. Investment Company Act; Public Utility Holding Company Act. No Loan Parties or subsidiary thereof is an "investment company" as defined in, or is otherwise subject to regulation under, the Investment Company Act of 1940. No Loan Parties or subsidiary thereof is a "holding company" as that term is defined in or is otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.

         SECTION 4.13. Security Interest. Each of the Security Documents creates and grants to the Agent, for its own benefit and for the benefit of the Lenders, a legal, valid and perfected first priority (except as permitted pursuant to Section 7.01 hereof) Lien in the Collateral identified therein to the extent contemplated thereby. Such Collateral is not subject to any other Liens whatsoever, except Liens permitted by Section 7.01 hereof.

         SECTION 4.14. Use of Proceeds. All proceeds of the borrowing under the Total Term Loan Commitment shall be used to (i) repay a demand loan made to Acquisition Corp. to partially finance the consideration required under the Acquisition

Agreement and (ii) if required, repay existing Indebtedness and to pay Transaction costs.

         (a) All proceeds of each borrowing under the Revolving Credit Commitment on the Closing Date, if any, shall be used to (i) repay a demand loan made to Acquisition Corp. to partially finance the consideration required under the Acquisition Agreement and (ii) if required, repay existing Indebtedness, to pay Transaction costs and to provide for working capital requirements of the Borrowers. All proceeds of each subsequent borrowing under the Revolving Credit Commitment after the Closing Date shall be used to (i) provide for working capital requirements of the Borrowers and (ii) satisfy reimbursement obligations for any outstanding Letters of Credit.

         SECTION 4.15. Subsidiaries. As of the Closing Date, Schedule 4.15 annexed hereto sets forth each subsidiary of each Loan Party, its jurisdiction of incorporation, its capitalization and ownership of capital stock of each such subsidiary.

         SECTION 4.16. Title to Properties; Possession Under Leases; Trademarks. Each of the Loan Parties and each subsidiary has good and marketable title to, or valid leasehold interest in, all of its respective properties and assets shown on the most recent balance sheet referred to in Section 4.07(a) hereof and all material assets and properties acquired since the date of such balance sheet, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business or in accordance with the Loan Documents, and except for minor defects in title that do not interfere with the ability of any of the Loan Parties or any subsidiary thereof to conduct its business as now conducted. All such assets and properties are free and clear of all Liens other than those permitted by Section
7.01 hereof.

         (a) Each of the Loan Parties and each of their subsidiaries has complied in all material respects with all obligations under all material real property leases to which it is a party and under which it is in occupancy, and all such leases are in full force and effect and each of the Loan Parties and each of their subsidiaries parties thereto enjoys peaceful and undisturbed possession under all such leases.

         (b) Each of the Loan Parties and each of their subsidiaries owns or controls all material trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses which are necessary for the conduct of the business of such Loan Parties and such subsidiaries. No Loan Party nor any subsidiary thereof is infringing upon or otherwise acting adversely to any of such trademarks, trademark rights, trade names, trade name rights, copyrights, patent rights or licenses owned by any other person or persons. There is no claim or action by any such other person pending, or to the knowledge of any Responsible Officer of any Borrower or any subsidiary thereof, threatened, against any of the Loan Parties or any subsidiary thereof with respect to any of the rights or property referred to in this Section 4.16(c).

         SECTION 4.17. Solvency. The fair value of the assets of each Borrower and its Consolidated subsidiaries is not less than the amount that will be required to be paid on or in respect of the probable liability on the existing debts and other liabilities (including contingent liabilities) of such Borrower and its Consolidated subsidiaries, as they become absolute and mature.

         (a) The assets of each Borrower and its Consolidated subsidiaries do not constitute unreasonably small capital for such Borrower and its Consolidated subsidiaries to carry out their business as now conducted and as proposed to be conducted including the capital needs of such Borrower and its Consolidated subsidiaries, taking into account the particular capital requirements of the business conducted by such Borrower and its Consolidated subsidiaries and projected capital requirements and capital availability thereof.

         (b) No Borrower nor any subsidiary thereof intends to incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by such Borrower and such subsidiary, and of amounts to be payable on or in respect of debt of such Borrower and such subsidiary). The cash flow of each Borrower and its Consolidated subsidiaries, after taking into account all anticipated uses of the cash of such Borrower and its Consolidated subsidiaries, is projected to be at all times sufficient to pay all such amounts on or in respect of debt of such Borrower and its Consolidated subsidiaries when such amounts are required to be paid.

         (c) No Borrower nor any subsidiary thereof believes that final judgments against it in actions for money damages presently pending will be rendered at a time when, or in an amount such that, it will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time at which such judgments might be rendered). The cash flow of such Borrower and its Consolidated subsidiaries, after taking into account all other anticipated uses of the cash of such Borrower and its Consolidated subsidiaries (including the payments on or in respect of debt referred to in paragraph (c) of this Section), is projected to be at all times sufficient to pay all such judgments promptly in accordance with their terms.

         SECTION 4.18. Permits, etc. Each of the Loan Parties and each of their subsidiaries possesses all licenses, permits, approvals and consents, including, without limitation, all environmental, health and safety licenses, permits, approvals and consents, of all Federal, state and local governmental authorities as required to conduct properly its business (collectively, "Permits"), each such Permit is and will be in full force and effect, each of the Loan Parties and each subsidiary is in compliance in all material respects with all such Permits, and no event (including, without limitation, any violation of any law, rule or regulation) has occurred which allows the revocation or termination of any such Permit or any restriction thereon.

         SECTION 4.19. Compliance with Environmental Laws. Except as disclosed in Schedule 4.19 hereto: (i) the operations of the Loan Parties and their subsidiaries comply in all material respects with all applicable Environmental Laws; (ii) the Loan Parties and their subsidiaries and all of their present facilities or operations, as well as to the knowledge of the Loan Parties and their subsidiaries their past facilities or operations, are not subject to any judicial proceeding or administrative proceeding or any outstanding written order or agreement with any governmental authority or private party respecting
(a) any Environmental Law, (b) any Remedial Work, or (c) any Environmental Claims arising from the Release of a Contaminant into the environment; (iii) to the knowledge of the Loan Parties and their subsidiaries, none of their operations is the subject of any Federal or state investigation evaluating whether any Remedial Work is needed to respond to a Release of any Contaminant into the environment; (iv) none of the Loan Parties or any subsidiaries of the Loan Parties nor any predecessor of any of the Loan Parties or any subsidiaries of the Loan Parties has filed any notice under any Environmental Law indicating past or present treatment, storage, or disposal of a Hazardous Material or reporting a spill or Release of a Contaminant into the environment; (v) to the knowledge of the Loan Parties and their subsidiaries, none of the Loan Parties or their subsidiaries has any contingent liability in connection with any Release of any Contaminant into the environment; (vi) none of the operations of the Loan Parties or their subsidiaries involve the generation, transportation, treatment or disposal of Hazardous Materials except for Hazardous Materials generated, treated, transported or disposed of in the ordinary course of business of the Borrowers and their subsidiaries and disclosed in Schedule 6.13 hereto, in which case such Hazardous Materials shall be generated, treated, transported and disposed of only in compliance in all material respects with Environmental Law; (vii) neither the Loan Parties nor their subsidiaries have disposed of any Contaminant by placing it in or on the ground or waters of any premises owned, leased or used by any of them and to the knowledge of the Loan Parties and their subsidiaries neither has any lessee, prior owner, or other person; (viii) no underground storage tanks or surface impoundments are on any property of the Loan Parties and their subsidiaries; and (ix) no Lien in favor of any governmental authority for (A) any liability under any Environmental Law or regulations, or (B) damages arising from or costs incurred by such governmental authority in response to a Release of a Contaminant into the environment, has been filed or attached to the property of the Loan Parties and their subsidiaries.

         SECTION 4.20. No Change in Credit Criteria or Collection Policies. There has been no material change in credit criteria or collection policies concerning account receivables of any of the Borrowers since March 31, 1999. Without duplication, all Eligible Receivables of the Borrowers are valid, binding and enforceable obligations of account debtors and are not subject to any claims, defenses or setoffs.

         SECTION 4.21. Employee Matters. Except as disclosed in Schedule 4.21 hereto (such Schedule may be updated by the Borrowers with the consent of the Required Lenders), (i) neither the Loan Parties nor any of their subsidiaries nor any of such person's employees are subject to any collective bargaining agreement, (ii) to the knowledge of the Loan Parties, no petition for certification or union election is pending with respect to the employees of the Loan Parties or any of their subsidiaries and no union or collective bargaining unit has sought such certification or recognition with respect to the employees of the Loan Parties or any of their subsidiaries and (iii) there are no strikes, slowdowns, work stoppages or controversies pending or, to the knowledge of the Loan Parties threatened between the Loan Parties or any of their respective subsidiaries and their respective employees, other than employee grievances arising in the ordinary course of business none of which could have, either individually or in the aggregate, a Material Adverse Effect.

         SECTION 4.22. Acquisition. (i) The execution, delivery and performance by Acquisition Corp. and the other Loan Parties party thereto of the Acquisition Documents have been duly authorized by all necessary action on the part of such persons, (ii) all conditions precedent set forth in the Acquisition Agreement have been satisfied or waived by the applicable parties thereto, (iii) the Acquisition Documents constitute the valid, binding and enforceable obligation of each party thereto, subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally, and are in full force and effect without default or waiver of any of the conditions thereunder and (iv) there are no governmental consents, filings, approvals or notices required to be made or obtained in connection with the execution, delivery and performance of the Acquisition Documents except such as have been duly made, obtained or delivered.

         (a) To the Borrowers' knowledge, as of the Closing Date, each of the representations and warranties made by the "Sellers" in the Acquisition Documents is true and correct in all material respects.

         SECTION 4.23. Year 2000. The cost to the Borrowers of reprogramming and testing of the Borrowers' and their subsidiaries' computer systems and related equipment to permit proper functioning in and following the year 2000 (including, without limitation, reprogramming errors) will not reasonably be expected to result in a Material Adverse Effect.

         SECTION 4.24. Certain Subsidiaries. Except as set forth on Schedule 2 hereto none of Spacetec IMC International Corporation, Spacetec IMC GmbH, Spacetec IMC Limited, Spacetec IMC SARL Corp. nor Spacetec IMC Securities Corporation are active companies, conduct any operations or own any assets.

V.   CONDITIONS OF CREDIT EVENTS

         The obligation of each Lender to make Loans and extend other Credits hereunder shall be subject to the following conditions precedent:

         SECTION 5.01. All Credit Events. On each date on which a Credit Event is to occur:

                  (a) The Agent shall have received a notice of borrowing as required by Section 2.03 hereof or a request for the issuance of a Letter of Credit pursuant to Section 2.17 hereof.

                  (b) The representations and warranties set forth in Article IV hereof and in any documents delivered herewith, including, without limitation, the Loan Documents, shall be true and correct in all material respects with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date in which event such representations and warranties shall be true and correct in all material respects on and as of such earlier date).

                  (c) Each of the Borrowers shall be in compliance with all the terms and provisions contained herein on its part to be observed or performed, and at the time of and immediately after such Credit Event no Default or Event of Default shall have occurred and be continuing.

                  (d) The submission of a notice of borrowing (or a request to disburse funds to the Borrowers' controlled disbursement account) or a request for the issuance of a Letter of Credit pursuant to (a) above shall be deemed a representation by the Borrowers (i) as to the compliance with (b) and (c) above and (ii) that with respect to each Revolving Credit Loan and each Letter of Credit, after giving effect thereto the Availability is zero or greater.

         SECTION 5.02. First Borrowing. The obligations of the Lenders in respect of the first Credit Event hereunder is subject to the following additional conditions precedent:

                  (a) The Lenders shall have received the favorable written opinion of counsel for the Borrowers and each of the Guarantors and Grantors, substantially in the form of Exhibit C hereto, dated the Closing Date, addressed to the Lenders and satisfactory to the Agent.

                  (b) The Lenders shall have received (i) a copy of the certificate or articles of incorporation or constitutive documents, in each case as amended to date, of each of the Borrowers, the Grantors and the Guarantors, certified as of a recent date by the Secretary of State or other appropriate official of the state of its organization, and a certificate as to the good standing of each from such Secretary of State or other official, and a certificate of good standing from the appropriate official of each state in which it is qualified to do business, in each case dated as of a recent date;
         (ii) a certificate of the Secretary of each Borrower, Grantor and Guarantor, dated the Closing Date and certifying (A) that attached thereto is a true and complete copy of such person's By-laws as in effect on the date of such certificate and at all times since a date prior to the date of the resolution described in item (B) below, (B) that attached thereto is a true and complete copy of a resolution adopted by such person's Board of Directors authorizing the execution, delivery and performance of this Agreement, the Security Documents, the Notes, the other Loan Documents and the Credit Events hereunder, as applicable, and that such resolution has not been modified, rescinded or amended and is in full force and effect, (C) that such person's certificate or articles of incorporation or constitutive documents has not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to (i) above, and
         (D) as to the incumbency and specimen signature of each of such person's officers executing this Agreement, the Notes, each Security Document or any other Loan Document delivered in connection herewith or therewith, as applicable; (iii) a certificate of another of such person's officers as to incumbency and signature of its Secretary; and
         (iv) such other documents as the Agent or any Lender may reasonably request.

                  (c) The Agent shall have received a certificate, dated the Closing Date and signed by a Financial Officer of each Borrower, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 5.01 hereof and the conditions set forth in this Section 5.02.

                  (d) Each Lender shall have received its Revolving Credit Note and Term Notes duly executed by the Borrowers, payable to its order and otherwise complying with the provisions of Section 2.04 hereof.

                  (e) The Agent shall have received the Security Documents and certificates evidencing the Pledged Stock, together with undated stock powers executed in blank, each duly executed by the applicable Grantors.

                  (f) The Agent shall have received certified copies of requests for copies or information on Form UCC-11 or certificates satisfactory to the Lenders of a UCC Reporter Service, listing all effective financing statements which name as debtor any Borrower, any Guarantor or any Grantor and which are filed in the appropriate offices in the states in which are located the chief executive office and other operating offices of such person, together with copies of such financing statements. With respect to any Liens not permitted pursuant to Section 7.01 hereof, the Agent shall have received termination statements in form and substance satisfactory to it.

                  (g) Each document (including, without limitation, each Uniform Commercial Code financing statement) required by law or requested by the Agent to be filed, registered or recorded in order to create in favor of the Agent for its own benefit and for the benefit of the Lenders a first priority perfected Lien in the Collateral shall have been properly filed, registered or recorded in each jurisdiction in which the filing, registration or recordation thereof is so required or requested. The Agent shall have received an acknowledgment copy, or other evidence satisfactory to it, of each such filing, registration or recordation.

                  (h) The Agent shall have received the results of a search of tax and other Liens, and judgments and of the Uniform Commercial Code filings made with respect to each of the Borrowers and each Grantor in the jurisdictions in which the Borrowers are doing business and/or in which any Collateral is located, and in which Uniform Commercial Code filings have been made against each Borrower, each Guarantor and each Grantor pursuant to paragraph (g) above.

                  (i) The Lenders and the Agent shall have received and determined to be in form and substance satisfactory to them:

                            (i) the most recent (dated within thirty (30) days
                  of the Closing Date) schedule and aging of accounts receivable and inventory designations of the Borrowers;

                           (ii) evidence that the Borrowers have not less than
                  $3,000,000 in Availability on the Closing Date;

                           (iii) evidence that Holdings has issued an aggregate
                  of Subordinated Indebtedness in connection with the Acquisition of not less than $1,500,000 and $1,000,000 in equity contributed by Newcourt Commercial Finance Corporation;

                           (iv) a copy of a field examination of the Borrowers'
                  books and records and an independent accountants' report relating to the Transactions reviewing among other items reserve adjustments, severance payments, EBITDA adjustments and management fees;

                            (v) evidence of the compliance by the Borrowers with Section 6.03 hereof;

                           (vi)     the financial statements described in
                  Section 4.07 hereof;

                           (vii) evidence that the Transactions are in
                  compliance with all applicable laws and regulations;

                           (viii) the results of an environmental audit with
                  respect to the Borrowers' and their subsidiaries' properties and operations conducted by a firm satisfactory to the Agent and the Lenders, and the scope, methodology and results of such environmental audit shall be satisfactory to the Agent in all respects;

                           (ix) evidence of payment of all fees owed to the
                  Agent and the Lenders by the Borrowers under this Agreement, the Fee Letter or otherwise;

                            (x) evidence that all requisite third party consents
                  (including, without limitation, consents with respect to each of the Borrowers and each of the Grantors and Guarantors) to the Transactions have been received;

                           (xi) the results of reports prepared by the Gartner
                  Group and Grant Thornton;

                           (xii) copies of all major customer and supplier
                  contracts with respect to each Borrower;

                           (xiii) evidence that there has been no material
                  adverse change in the business, assets, operations or financial condition of (x) Holdings and its subsidiaries, taken as a whole, since March 31, 1999 and (y) CRU since March 31, 1999 through the Closing Date;

                           (xiv) evidence of the repayment in full of exiting
                  credit arrangements and the termination of all commitments to lend thereunder, and the termination of all security interests securing such indebtedness as required under paragraph (f) above; and

                           (xv) evidence that there are no actions, suits or
                  proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or threatened against or affecting any Borrowers or any subsidiary thereof or any of their respective businesses, assets or rights which involve any of the Transactions.

                  (j) The Agent and the Lenders shall have had the opportunity, if they so choose, to examine the books of account and other records and files of the Borrowers, subsidiaries, the Grantors and the Guarantors and to make copies thereof, to conduct customer and supplier checkings and to conduct a pre- closing audit which shall include, without limitation, verification of Eligible Receivables, payment of payroll taxes and accounts payable and formulation of an opening Borrowing Base, and the results of such examination, checking and audit shall have been satisfactory to the Agent and Lenders in all respects.

                  (k) The Agent shall have received and had the opportunity to review and determine to be in form and substance satisfactory to it:

                            (i) a schedule of litigation and contingent
                  liabilities and an analysis of the expected disposition thereof;

                           (ii) copies of all lease agreements entered into by
                  any of the Borrowers and their subsidiaries and in connection with any real property leases appropriate landlord and/or mortgagee waivers or rent escrow arrangements with the Agent (covering at least six months' rent); and

                           (iii) copies of all loan agreements, notes and other
                  documentation evidencing Indebtedness for borrowed money, including, without limitation, Subordinated Indebtedness, of any of the Borrowers, their subsidiaries, Grantors or Guarantors.

                  (l) Messrs. Kaye, Scholer, Fierman, Hays & Handler, LLP, counsel to the Agent, shall have received payment in full for all reasonable legal fees charged, and all costs and expenses reasonably incurred, by such counsel through the Closing Date in connection with the transactions contemplated under this Agreement, the Security Documents and the other Loan Documents and instruments in connection herewith and therewith.

                  (m) The Agent and the Lenders shall have:

                            (i) received copies of each of the Acquisition
                  Documents, including all amendments and schedules thereto, each certified by a Responsible Officer of the Borrowers;

                           (ii) received evidence that the Acquisition Agreement
                  is in full force and effect and all consents, filings and approvals required by applicable law in connection therewith shall have been obtained and made;

                           (iii) received evidence that simultaneously with (or
                  prior to) the occurrence of the Credit Events on the Closing Date, the Acquisition shall have been duly and validly consummated, without modification, amendment or waiver (except for such as shall have been approved in writing by the Agent and by the Required Lenders (solely with respect to any material modification, amendment or waiver)), in accordance with the terms, conditions and provisions of the Acquisition Agreement and the other Acquisition Documents; and

                           (iv) determined that the terms and provisions of all
                  agreements and documents in connection with the Acquisition, including without limitation the Acquisition Documents, are satisfactory in form and substance and the Agent shall have received such legal opinions, certificates and copies of necessary governmental filings and consents as the Agent shall have requested (upon the reasonable request of any of the Lenders) in connection therewith, and shall have determined to its satisfaction that the consummation of the Acquisition and other transactions contemplated by the Acquisition Documents are in compliance with all applicable laws and regulations.

                  (n) The corporate structure and capitalization of the Borrowers shall be satisfactory to the Lenders in all respects.

                  (o) All legal matters in connection with the Transactions shall be satisfactory to the Agent and the Lenders in their sole discretion.

                  (p) The Borrowers shall have executed and delivered to the Agent a disbursement authorization letter with respect to the disbursement of the proceeds of the Credit Events made on the Closing Date, in form and substance satisfactory to the Agent.

                  (q) The Borrowers and the Agent (or another financial institution acceptable to the Agent) shall have entered into lockbox and cash management arrangements pursuant to documentation satisfactory in form and substance to the Agent.

                  (r) The Agent and the Lenders shall have received the (i) Side Letter Agreement duly executed by Labtec and the Purchaser and (ii) the Sun Side Letter, each in form and substance reasonably satisfactory to the Lenders.

                  (s) The Agent shall have received such other documents as the Lenders or the Agent shall reasonably deem necessary.

VI.      AFFIRMATIVE COVENANTS

         Each of the Borrowers covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under any Letter of Credit or any fee, expense or other Obligation payable hereunder or in connection with any of the Transactions constituting Obligations shall be unpaid, it will, and will cause each of its subsidiaries and, with respect to Section 6.07 hereof, each ERISA Affiliate, to:

         SECTION 6.01. Legal Existence. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence except as otherwise permitted by Section 7.05.

         SECTION 6.02. Businesses and Properties. At all times do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, Permits, franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; maintain and operate such businesses in the same general manner in which they are presently conducted and operated; comply in all material respects with all applicable laws, rules, regulations and governmental orders (whether Federal, state or local in all applicable jurisdictions) applicable to the operation of such businesses whether now in effect or hereafter enacted (including, without limitation, all applicable laws, rules, regulations and governmental orders relating to employment matters, public and employee health and safety and all Environmental
Laws) and with any and all other applicable laws, rules, regulations and governmental orders, the lack of compliance of any of which would have a Material Adverse Effect; and at all times maintain, preserve and protect all property material to the conduct of such businesses and keep such property in good repair, working order and condition (reasonable wear and tear excepted) and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

         SECTION 6.03. Insurance. (a) Keep its insurable properties adequately insured at all times by financially sound and reputable insurers, (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies similarly situated and in the same or similar businesses, provided, however, that such insurance shall insure the property of the Borrowers against all risk of physical damage, including, without limitation, loss by fire, explosion, theft, fraud and such other casualties as may be reasonably satisfactory to the Agent, but in no event at any time in an amount less than the replacement value of the Collateral, (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by any Borrowers or any of their subsidiaries, in such amount as the Agent shall reasonably deem necessary, (d) maintain product liability insurance to such extent as is customary with companies similarly situated and in the same or similar businesses, (e) within 60 days after the Closing Date, (i) maintain business interruption insurance to such extent as is customary with companies similarly situated and in the same or similar businesses and assign such insurance to the Agent for its own benefit and the benefit of the Lenders, and (ii) promptly remedy or modify its existing insurance relating to products liability coverage, products recall coverage and inventory coverage to the satisfaction of the Agent, and (f) maintain such other insurance as may be required by law or as may be reasonably requested by the Agent for purposes of assuring compliance with this Section 6.03. All insurance covering tangible personal property subject to a Lien in favor of the Agent for its own benefit and for the benefit of the Lenders granted pursuant to the Security Documents shall provide that, in the case of each separate loss the full amount of insurance proceeds shall be payable to the Agent and shall further provide for at least 30 days' prior written notice to the Agent of the cancellation or substantial modification thereof. The Agent shall be named as an additional insured on all other insurance.

         SECTION 6.04. Taxes. Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to Liens upon such properties or any part thereof; provided, however, that such payment and discharge shall not be required with respect to (i) any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and the applicable party, shall have set aside on its books adequate reserves with respect thereto in accordance with GAAP and such contest operates to suspend collection of the contested tax, assessment, charge, levy or claims and enforcement of a Lien or
(ii) any tax, assessment, charge, levy or claims, the failure to pay and discharge when due which, individually or in the aggregate would not have a Material Adverse Effect.

         SECTION 6.05. Financial Statements, Reports, etc. Furnish to the Agent, with copies for each of the Lenders:

                  (a) within 90 days after the end of each Fiscal Year, (i) Consolidated and consolidating balance sheets and Consolidated and consolidating income statements showing the financial position of Holdings and its subsidiaries as of the close of such Fiscal Year and the results of their operations during such year, and (ii) a Consolidated and consolidating statement of shareholders' equity and a Consolidated and consolidating statement of cash flow, as of the close of such Fiscal Year, comparing such financial position and results of operations to such financial condition and results of operations for the comparable period during the immediately preceding Fiscal Year, all the foregoing Consolidated financial statements to be audited by independent public accountants acceptable to the Agent (which report shall not contain any qualification except with respect to new accounting principles mandated by the Financial Accounting Standards Board), and to be in form and substance acceptable to the Agent, together with supplemental consolidating balance sheets and statements of income, shareholders equity and cash flow prepared by such independent public accountants as being fairly stated in relation to such audited financial statements taken as a whole and together with management's discussion and analysis presented to the Board of Directors of Holdings and its subsidiaries;

                  (b) within 45 days after the end of each of the first three
         (3) fiscal quarters of Holdings, (i) unaudited Consolidated and consolidating balance sheets and Consolidated and consolidating income statements showing the financial position and results of operations of Holdings and its subsidiaries as of the end of each such quarter, (ii) a Consolidated and consolidating statement of shareholders' equity and (iii) a Consolidated and consolidating statement of cash flow, in each case for the fiscal quarter just ended and for the period commencing at the end of the immediately preceding Fiscal Year and ending with the last day of such quarter, and comparing such financial position and results of operations to the projections for the applicable period provided under paragraph (h) below and to the results for the comparable period during the immediately preceding Fiscal Year, in each case prepared and certified by a Financial Officer of Holdings as presenting fairly in all material respects the financial position and results of operations of Holdings and its subsidiaries and as having been prepared in accordance with GAAP (except the absence of footnote disclosure), in each case subject to normal year-end audit adjustments, together with management's discussion and analysis presented to the Boards of Directors of Holdings and its subsidiaries;

                  (c) within 30 days after the end of each month (i) unaudited Consolidated and consolidating balance sheets and income statements showing the financial position and results of operations of Holdings and its subsidiaries as of the end of each such month, (ii) a Consolidated and consolidating statement of shareholders' equity and
         (iii) a Consolidated and consolidating statement of cash flow, in each case for the month just ended and for the period commencing at the end of the immediately preceding Fiscal Year and ending with the last day of such month, and comparing such financial position and results of operations to the projections for the applicable period provided under paragraph (h) below and to the results for the comparable period during the immediately preceding Fiscal Year, prepared and certified by a Financial Officer of Holdings as presenting fairly in all material respects the financial condition and results of operations of Holdings and its subsidiaries and as having been prepared in accordance with GAAP (except the absence of footnote disclosure), in each case subject to normal year-end audit adjustments;

                  (d) promptly after the same become publicly available, copies of such registration statements, annual, periodic and other reports, and such proxy statements and other information, if any, as shall be filed by Holdings or any of its subsidiaries with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 or the Securities Exchange Act of 1934;

                  (e) (i) concurrently with any delivery under (a) or (b) above, a certificate of the firm or person referred to therein (x) which certificate shall, in the case of the certificate of a Financial Officer of Holdings, certify that to his or her knowledge no Default or Event of Default has occurred (including calculations demonstrating compliance, as of the dates of the financial statements being furnished, with the covenants set forth in Sections 7.07, 7.08, 7.09 and 7.10 hereof) and, if such a Default or Event of Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto and (y) which certificate, in the case of the certificate furnished by the independent public accountants referred in paragraph (a) above, may be limited to accounting matters and disclaim responsibility for legal interpretations, but shall in any event certify that to such accountants' knowledge, as of the dates of the financial statements being furnished no Default or Event of Default has occurred under any of the covenants set forth in Sections 7.07, 7.08, 7.09 and 7.10 hereof (such certificate to include calculations demonstrating compliance with such covenants) and (if consistent with such accountants' customary practices) shall in addition certify that in the course of preparing the audit and the certificate referred to herein, such accountants have not become aware of the occurrence of any other Default or Event of Default and, if such a Default or Event of Default has occurred, specifying the nature thereof; provided, however, that any certificate delivered concurrently with (a) above shall be accompanied by a supplemental certificate confirming the accuracy of the accountants' certificate and signed by a Financial Officer of Holdings;

                  (f) concurrently with any delivery under (a) above, a management letter prepared by the independent public accountants who reported on the financial statements delivered under (a) above, with respect to the internal audit and financial controls of Holdings and its subsidiaries;

                  (g) within 20 days after the end of each fiscal month, an aging schedule of the Receivables in the form of the aging schedule of Receivables delivered to the Agent pursuant to Section 5.01 (i)(i) herein and a certificate, substantially in the form of Schedule 6.05(g) hereto, executed by a Financial Officer of each Borrower with respect to inventory designations, together with an executive summary with respect to each Borrower's top five accounts for which Receivables are more than 90 days past due, comparing the total of such past due Receivables for the month then ended to the total of past due Receivables for the previous month and each such Borrower's plan with respect to the collection of such past due Receivables, executed by a Financial Officer of each Borrower;

                  (h) within 30 days after the beginning of each Fiscal Year, a summary of business plans and financial operation projections (including, without limitation, with respect to Capital Expenditures) for Holdings and its subsidiaries for such Fiscal Year (including monthly balance sheets, statements of income and of cash flow) in form, substance and detail (including, without limitation, principal assumptions) satisfactory to the Agent;

                  (i) as soon as practicable, copies of all material reports, forms, filings, loan documents and financial information submitted to governmental agencies and/or its shareholders;

                  (j) within 20 days after the end of each fiscal month, a certificate, substantially in the form of Schedule 6.05(j) hereto, executed by a Financial Officer of the Borrowers demonstrating compliance as at the end of each month with the Availability requirements;

                  (k) promptly after any Financial Officer of any Borrower obtains knowledge thereof, notice to the Agent of the breach by any party of any material agreement with any of the Loan Parties; and

                  (l) such other information as the Agent or any Lender may reasonably request.

         SECTION 6.06. Litigation and Other Notices. Promptly after any Financial Officer of any Borrower obtains knowledge thereof, give the Agent written notice of the following:

                  (a) the issuance by any court or governmental agency or authority of any injunction, order, decision or other restraint prohibiting, or having the effect of prohibiting, the making of the Loans or occurrence of other Credit Events, or invalidating, or having the effect of invalidating, any provision of this Agreement, the Notes or the other Loan Documents, or the initiation of any litigation or similar proceeding seeking any such injunction, order, decision or other restraint;

                  (b) the filing or commencement of any action, suit or proceeding against Holdings or any of its subsidiaries, whether at law or in equity or by or before any court or any Federal, state, municipal or other governmental agency or authority, (i) which is material and is brought by or on behalf of any governmental agency or authority, or in which injunctive relief is sought or (ii) as to which it is probable (within the meaning of Statement of Financial Accounting Standards No.
         5) that there will be an adverse determination and which, if adversely determined, would (A) reasonably be expected to result in liability of one or more of the Loan Parties in an aggregate amount of $500,000 or more, not reimbursable by insurance, or (B) materially impair the right of any Loan Party to perform its obligations under this Agreement, any Note or any other Loan Document to which it is a party;

                  (c) any Default or Event of Default or any Default or Event of Default under any Subordinated Indebtedness, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto; and

                  (d) any development in the business or affairs of Holdings or any of its subsidiaries which has had or which is likely to have, in the reasonable judgment of any Responsible Officer of Holdings, a Material Adverse Effect.

         SECTION 6.07. ERISA. Pay and discharge promptly any liability imposed upon it pursuant to the provisions of Title IV of ERISA; provided, however, that neither the Borrowers nor any ERISA Affiliate shall be required to pay any such liability if (1) the amount, applicability or validity thereof shall be diligently contested in good faith by appropriate proceedings, and (2) such person shall have set aside on its books reserves which, in the opinion of the independent certified public accountants of such person, are adequate with respect thereto.

         (a) Deliver to the Agent, promptly, and in any event within five (5) Business Days, after (i) the occurrence of any Reportable Event, a copy of the materials that are filed with the PBGC, (ii) any Borrowers or any ERISA Affiliate or an administrator of any Pension Plan files with participants, beneficiaries or the PBGC a notice of intent to terminate any such Plan, a copy of any such notice, (iii) the receipt of notice by any Borrowers or any ERISA Affiliate or an administrator of any Pension Plan from the PBGC of the PBGC's intention to terminate any Pension Plan or to appoint a trustee to administer any such Plan, a copy of such notice, (iv) the filing thereof with the Internal Revenue Service, copies of each annual report that is filed on Treasury Form 5500 with respect to any Plan, together with certified financial statements (if any) for the Plan and any actuarial statements on Schedule B to such Form 5500,
(v) any Borrowers or any ERISA Affiliate knows or has reason to know of any event or condition which might constitute grounds under the provisions of
Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan, an explanation of such event or condition, (vi) the receipt by any Borrowers or any ERISA Affiliate of an assessment of withdrawal liability under Sec tion 4201 of ERISA from a Multiemployer Plan, a copy of such assessment, (vii) any Borrowers or any ERISA Affiliate knows or has reason to know of any event or condition which might cause any one of them to incur a liability under Section 4062, 4063, 4064 or 4069 of ERISA or Section 412(n) or 4971 of the Code, an explanation of such event or condition, and
(viii) any Borrowers or any ERISA Affiliate knows or has reason to know that an application is to be, or has been, made to the Secretary of the Treasury for a waiver of the minimum funding standard under the provisions of Sec tion 412 of the Code, a copy of such application, and in each case described in clauses (i) through (iii) and (v) through (vii) together with a statement signed by a Financial Officer of the applicable Borrower setting forth details as to such Reportable Event, notice, event or condition and the action which such Borrowers or such ERISA Affiliate proposes to take with respect thereto.

         SECTION 6.08. Maintaining Records; Access to Properties and Inspections; Right to Audit. Maintain financial records in accordance with accepted financial practices, maintain its computer systems and software so as to calculate, compare and sequence from, into and between the twentieth century (through 1999), in the year 2000 and the twenty-first century, including leap year calculations and, upon reasonable notice (which may be telephonic), at all reasonable times and as often as any Lender may request, permit any authorized representative designated by such Lender to visit and inspect the properties and financial records of the Borrowers and their subsidiaries and to make extracts from such financial records at such Lender's expense, and permit any authorized representative designated by such Lender to discuss the affairs, finances and condition of the Borrowers and their subsidiaries with the appropriate Financial Officer and such other officers as the Borrowers shall deem appropriate and the Borrowers' independent public accountants, as applicable. The Agent agrees that it shall schedule any meeting with any such independent public accountant through the Borrowers and a Responsible Officer of one or more Borrowers shall have the right to be present at any such meeting. At the Borrowers' expense, the Agent shall have the right to audit, one time in each Fiscal Year and as often as it may request during the occurrence and continuance of an Event of Default, the existence and condition of the accounts receivables, inventory, books and records of the Borrowers and their subsidiaries and to review their compliance with the terms and conditions of this Agreement and the other Loan Documents.

         SECTION 6.09. Use of Proceeds. Use the proceeds of the Credit Events only for the purposes set forth in Section 4.14 hereof.

         SECTION 6.10. Fiscal Year-End. Cause its Fiscal Year to end on March 31 in each year unless changed with the consent of the Required Lenders.

         SECTION 6.11. Further Assurances. Execute any and all further documents and take all further actions which may be required under applicable law, or which the Agent may reasonably request, to grant, preserve, protect and perfect the first priority Lien created by the Security Documents in the Collateral. If requested by any Lender, the Borrowers shall, and shall cause any of their respective subsidiaries to furnish to such Lender a statement on Federal Reserve Form U-1 referred to in Regulation U.

         SECTION 6.12. Additional Grantors and Guarantors. Promptly inform the Agent of the creation or acquisition of any direct or indirect subsidiary (subject to the provisions of Section 7.06 hereof) and cause each direct or indirect domestic subsidiary not in existence on the date hereof to enter into a Guarantee of the Obligations in form and substance satisfactory to the Agent, and to execute the Security Documents, as applicable, as a Grantor, and cause the direct domestic parent of each such foreign or domestic subsidiary to pledge all of the capital stock of such domestic subsidiary or 65% of the capital stock of such foreign subsidiary pursuant to the Pledge Agreement and cause each such domestic subsidiary to pledge its accounts receivable and all other assets pursuant to the Security Agreement.

         SECTION 6.13. Environmental Laws. Comply, and cause each of their subsidiaries or tenants or other licensed users of their properties to comply, in all material respects with the provisions of all Environmental Laws, and shall keep their properties and the properties of their subsidiaries free of any Lien imposed pursuant to any Environmental Law. The Borrowers shall not cause or suffer or permit, and shall not suffer or permit any of their subsidiaries to cause or suffer or permit, the property of the Borrowers or their subsidiaries to be used for the generation, production, processing, handling, storage, transporting or disposal of any Hazardous Material, except for Hazardous Materials used, generated, produced, processed, handled, stored, transported or disposed of in the ordinary course of business of the Borrowers and their subsidiaries and disclosed in Schedule 6.13 hereto, in which case such Hazardous Materials shall be used, stored, generated, treated and disposed of only in compliance in all material respects with Environmental Law.

         (a) Supply to the Agent copies of all Permits and all submissions by the Borrowers or any of their subsidiaries to any governmental body and of the reports of all environmental audits and of all other environmental tests, studies or assessments (including the data derived from any sampling or survey of asbestos, soil, or subsurface or other materials or conditions) that may be conducted or performed (by or on behalf of the Borrowers or any of their subsidiaries) on or regarding the properties owned, operated, leased or occupied by the Borrowers or any of their subsidiaries or regarding any conditions that might have been affected by Hazardous Materials on or Released or removed from such properties. The Borrowers shall also permit and authorize, and shall cause their subsidiaries to permit and authorize, the consultants, attorneys or other persons that prepare such submissions or reports or perform such audits, tests, studies or assessments to discuss such submissions, reports or audits with the Agent and the Lenders.

         (b) Promptly (and in no event more than two Business Days after any Financial Officer of the Borrowers become aware or are otherwise informed of such event) provide oral (promptly confirmed in writing) or written notice to the Agent upon the happening of any of the following:

                            (i) any Borrower, any subsidiary of any Borrower, or
                  any tenant or other occupant of any property of such Borrowers or such subsidiary receives written notice of any claim, complaint, charge or notice of a violation or potential violation of any Environmental Law;

                           (ii) there has been a spill or other Release of
                  Hazardous Materials upon, under or about or affecting any of the properties owned, operated, leased or occupied by any Borrowers or any subsidiary of any Borrowers in amounts that are required to be reported under Environmental Law, or Hazardous Materials at levels or in amounts that may have to be reported, remedied or responded to under Environmental Law are detected on or in the soil or groundwater;

                           (iii) any Borrowers or any subsidiary of any
                  Borrowers are or may be liable for any costs of cleaning up or otherwise remedying a Release of Hazardous Materials;

                           (iv) any part of the properties owned, operated,
                  leased or occupied by any Borrowers or any subsidiary of any Borrowers are or may be subject to a Lien under any Environmental Law; or

                            (v) any Borrowers or any subsidiary of any Borrowers
                  undertakes any Remedial Work with respect to any Hazardous Materials.

         (c) Without in any way limiting the scope of Section 11.04(c) and in addition to any obligations thereunder, each of the Borrowers hereby indemnifies and agrees to hold the Agent and the Lenders harmless from and against any liability, loss, damage, suit, action or proceeding arising out of its business or the business of its subsidiaries pertaining to Hazardous Materials, including, but not limited to, claims of any governmental body or any third person arising under any Environmental Law or under tort, contract or common law unless such liability shall be due to the gross negligence or willful misconduct of the Agent or the Lenders, as the case may be. To the extent laws of the United States or any applicable state or local law in which property owned, operated, leased or occupied by any Borrowers or any subsidiary of any Borrowers are located provide that a Lien upon such property of such Borrowers or such subsidiary may be obtained for the removal of Hazardous Materials which have been or may be Released, no later than sixty days after notice that a Release has occurred is given by the Agent to such Borrowers or such subsidiary, such Borrowers or such subsidiary shall deliver to the Agent a report issued by a qualified third party engineer assessing the existence and extent of any Hazardous Materials located upon or beneath the specified property. To the extent any Hazardous Materials located therein or thereunder either subject the property to Lien or require removal to safeguard the health of any persons, the removal thereof shall be an affirmative covenant of the Borrowers hereunder.

         (d) In the event that any Remedial Work is required to be performed by any Borrowers or any subsidiary of any Borrowers under any applicable Environmental Law, any judicial order, or by any governmental entity, such Borrowers or such subsidiary shall commence all such Remedial Work at or prior to the time required therefor under such Environmental Law or applicable judicial orders and thereafter diligently prosecute to completion all such Remedial Work in accordance with and within the time allowed under such applicable Environmental Laws or judicial orders provided, however, that such Remedial Work shall not be required so long as it shall be contested in good faith by appropriate proceedings and the applicable party shall have set aside on its books adequate reserves with respect thereto in accordance with GAAP and such contest operates to suspend any requirement that such Remedial Work be performed.

         SECTION 6.14. Pay Obligations to Lenders and Perform Other Covenants.
(a) Make full and timely payment of the Obligations, whether now existing or hereafter arising, as and when due and subject to all applicable cure or grace periods, (b) duly comply with all the terms and covenants contained in this Agreement (including, without limitation, the borrowing limitations and mandatory prepayments in accordance with Article II hereof) and in each of the other Loan Documents, all at the times and places and in the manner set forth therein, subject to applicable cure and grace periods, and (c) except for the filing of continuation statements and the making of other filings by the Agent as secured party or assignee, at all times take all actions necessary to maintain the Liens and security interests provided for under or pursuant to this Agreement and the Security Documents as valid and perfected first Liens on the property intended to be covered thereby (subject only to Liens expressly permitted hereunder) and supply all information to the Agent necessary for such maintenance.

         SECTION 6.15. Maintain Operating Accounts. Maintain all of its operating accounts and cash management arrangements with the Agent or with other financial institutions approved by the Agent and on terms (which shall include obtaining blocked account agreements) satisfactory to the Agent in its reasonable discretion.

         SECTION 6.16. Purchase Price Adjustments. Promptly notify the Agent of any purchase price adjustment as contemplated by the Acquisition Agreement, any such adjustment in favor of Acquisition Corp. to be applied as set forth in
Section 2.09(d).

         SECTION 6.17. Amendments. Promptly supply to the Agent certified copies of any amendments to the Acquisition Documents (subject to Section 7.16 hereof).

         SECTION 6.18. Interest Rate Protection. Within 60 days after the Closing Date, enter into an interest rate cap (the "Rate Agreements") covering a notional principal amount of at least $13,500,000 with a term ending not less than three (3) years from the Closing Date, and on such other terms and conditions as shall be reasonably satisfactory to the Agent.

         SECTION 6.19. Year 2000. Take all actions necessary to permit the proper functioning, in and following the year 2000, of (i) the Borrowers' computer systems and (ii) equipment containing embedded microchips (including systems and equipment supplied by others or with which the Borrowers' systems interface and which are within the control of the Borrowers and the testing of all such systems and equipment, as so programmed), unless the failure to take such actions would not reasonably be expected to have a Material Adverse Effect.

         SECTION 6.20. Certain Subsidiaries. Cause (i) Spacetec IMC Securities Corporation to execute any and all Security Documents requested by the Agent immediately upon such corporation becoming the owner of any assets which have a value greater than $100,000 in the aggregate and (ii) Holdings to pledge 65% of its ownership interest in Spacetec IMC International Corporation, Spacetec IMC GmbH, Spacetec IMC Limited, or Spacetec IMC SARL Corp. (each, a "Foreign Inoperating Subsidiary") immediately upon any such Foreign Inoperating Subsidiary becoming the owner of any assets which have a value greater than $100,000 in the aggregate. It being agreed that Holdings shall employ foreign counsel in order to ensure that proper stock certificates evidencing Holdings' ownership interests in any such Foreign Inoperating Subsidiary and any other corporate documents of any such Foreign Inoperating Subsidiary are in satisfactory legal form.

VII.     NEGATIVE COVENANTS

         Each of the Borrowers covenants and agrees with each Lender that, so long as this Agreement shall remain in effect or the principal of or interest on any Note, any amount under any Letter of Credit, or any fee, expense or other Obligation payable hereunder or under any of the other Loans Documents or in connection with any of the Transactions constituting Obligations shall be unpaid, it will not and will not cause or permit any of their subsidiaries and, in the case of Section 7.14 hereof, any ERISA Affiliate to, either directly or indirectly:

         SECTION 7.01. Liens. Incur, create, assume or permit to exist any Lien on any of its property or assets (including the stock of any direct or indirect subsidiary), whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:

                  (a) Liens incurred and pledges and deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance, old-age pensions and other social security benefits (not including any lien described in Section 412(m) of the Code);

                  (b) Liens imposed by law, such as carriers', warehousemen's, mechanics', materialmen's and vendors' liens and other similar liens, incurred in good faith in the ordinary course of business and securing obligations which are not overdue for a period of more than 30 days or which are being contested in compliance with Section 6.04;

                  (c) Liens securing the payment of taxes, assessments and governmental charges or levies, that are not delinquent or are being diligently contested in compliance with Section 6.04;

                  (d) zoning restrictions, easements, rights of way, licenses, flowage rights, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor defects or irregularities of title and similar encumbrances (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord or owner of the leased property, with or without consent of the lessee) which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

                  (e) Purchase money Liens granted in connection with the incurrence of Indebtedness (including Capitalized Lease Obligations) permitted by Sec tion 7.03(vii) hereof, to the vendor or person financing the construction or acquisition of property, plant or equipment provided that (i) such Lien is limited to the particular assets constructed or acquired (and related intangibles and proceeds customarily included within such Lien), (ii) the debt secured by the Lien does not exceed the amount financed for the construction or acquisition cost (including transaction costs and indemnities customarily secured by a Lien of such type) of the specific assets on which the Lien is granted, (iii) such Lien arises and the Indebtedness secured thereby is created not later than 30 days after the completion of such construction or of such acquisition or are incurred to extend, renew or refinance such Liens and Indebtedness incurred not later than the end of such 30-day period and (iv) such transaction does not otherwise violate this Agreement;

                  (f) Liens existing on the date of this Agreement and set forth in Schedule 7.01 annexed hereto but not the extension, renewal or refunding of the Indebtedness secured thereby;

                  (g) Liens created in favor of the Agent for for its own benefit and the benefit of the Lenders pursuant to the Loan Documents;

                  (h) Liens and deposits securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, surety, customs and appeal bonds, performance bonds and other obligations of like nature, and lease deposits, incurred as an incident to and in the ordinary course of business;

                  (i) Judgment Liens securing judgments and decrees, which would not constitute an Event of Default under paragraph (j) of Article VIII; or

                  (j) Liens on property prior to the acquisition thereof by a Borrower, a Guarantor or any subsidiary thereof, provided that such Lien is not created in contemplation of or in connection with such acquisition, such Lien does not apply to any other property and such Lien does not materially interfere with the use, occupancy and operation of any property, materially reduce the fair market value of such property but for such Lien or result in any material increase in the cost of operating, occupying or owning (or leasing) such property; or

                  (k) Liens that arise in connection with Uniform Commercial Code filings with respect to true leases.

         SECTION 7.02. Sale and Lease-Back Transactions. Enter into any arrangement, directly or indirectly, with any person whereby any Borrower or any of its subsidiaries shall sell or transfer any property, real or personal, and used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which such Borrower or such subsidiary intends to use for substantially the same purpose or purposes as the property being sold or transferred.

         SECTION 7.03. Indebtedness. Incur, create, assume or permit to exist any Indebtedness other than (i) Indebtedness secured by Liens permitted under
Section 7.01, (ii) Indebtedness (including, without limitation, Guarantees) existing on the date hereof and listed in Schedule 7.03 annexed hereto, but not the extension, renewal or refunding thereof, (iii) Indebtedness incurred under any Loan Document (iv) Indebtedness to trade creditors incurred in the ordinary course of business, (v) Guarantees constituting the endorsement of negotiable instruments for deposit or collection in the ordinary course of business, (vi) Indebtedness arising from Guarantees of any lease or other obligation otherwise permitted under this Agreement of any of the Loan Parties and their subsidiaries, (vii) purchase money Indebtedness (including Capitalized Lease Obligations) to finance Capital Expenditures permitted by Sec tion 7.07 hereof provided that any Lien granted with respect to such Indebtedness is permitted by
Section 7.01(e) hereof, (viii) Subordinated Indebtedness, (ix) Indebtedness under the Rate Agreements and (x) intercompany Indebtedness between and among Holdings and its wholly-owned subsidiaries, provided that all such Indebtedness shall be evidenced by intercompany notes pledged to the Agent and provided further that the aggregate of all such Indebtedness owing from wholly-owned subsidiaries which are not Guarantors shall not exceed $1,000,000 at any one time outstanding.

         SECTION 7.04. Dividends, Distributions and Payments. Declare or pay, directly and indirectly, any cash dividends or make any other distribution, whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any shares of its capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value (or permit any subsidiary to purchase or acquire) any shares of any class of its capital stock or set aside any amount for any such purpose except that
(i) any direct or indirect wholly-owned subsidiary of a Borrower may pay dividends or make other distributions (directly or indirectly) to such Borrower solely for the purposes of paying Obligations, other liabilities that arise in the ordinary course of business or are permitted under the Loan Documents and normal overhead expenses all as and when due and (ii) so long as at the time thereof and immediately after giving effect thereto no Event of Default shall have occurred and be continuing, the Borrowers may redeem or purchase shares of common stock of Holdings or options to purchase common stock of Holdings held by former employees in connection with or following their termination of employment; provided, however, that the aggregate amount paid by the Borrowers in connection with all such redemptions and or purchases shall not exceed $200,000 in any Fiscal Year.

         SECTION 7.05. Consolidations, Mergers and Sales of Assets. Consolidate with or merge into any other person, or sell, lease (as lessor), transfer or assign to any persons or otherwise dispose of (whether in one transaction or a series of related transactions) any portion of its assets (whether now owned or hereafter acquired), or permit another person to merge into it, or acquire all or substantially all the capital stock or assets of any other person; provided, however, that the foregoing shall not prohibit:

                  (a) purchases and sales of inventory in the ordinary course;

                  (b) (i) sales, exchanges and abandonments of assets (excluding capital stock of a subsidiary) and (ii) sales of worn out, obsolete, scrap or surplus assets not to exceed for (i) and (ii) $150,000 in the aggregate in any Fiscal Year;

                  (c)      sales of accounts receivable permitted by Section
         7.12;

                  (d)      Capital Expenditures permitted by Section 7.07; and

                  (e) liquidation of investments permitted pursuant to Sections 7.06(a) through (e);

                  (f) so long as at the time thereof and immediately after giving effect thereto no Event of Default shall have occurred and be continuing, the merger or consolidation of any wholly-owned operating subsidiary of Holdings incorporated in the United States with or into any other wholly-owned operating subsidiary of Holdings incorporated in the United States in which no person other than the parent of such subsidiary receives consideration and the Agent in its reasonable discretion is satisfied that the surviving person has assumed all Obligations of the person merging with or consolidating into such surviving person and that there has been no Material Adverse Effect with respect to the Collateral;

                  (g) so long as at the time thereof and immediately after giving effect thereto no Event of Default shall have occurred and be continuing, the reincorporation of Holdings as a Delaware corporation so long as all Obligations are assumed to the satisfaction of the Agent by such Delaware corporation and so long as such transaction does not have a Material Adverse Effect;

                  (h) so long as at the time thereof and immediately after giving effect thereto no Event of Default shall have occurred and be continuing, any of the Borrowers may transfer any or all of its assets to any other Borrower (other than

         Holdings) provided that such Borrowers shall execute all documents reasonably requested by the Agent to maintain the Agent's security interest in such assets and such transfer does not create a Material Adverse Effect;

                  (i) acquisitions and subsequent liquidations of capital stock or assets of customers or suppliers received in connection with the bankruptcy or reorganization or settlement of disputes of such customers or suppliers as permitted by Section 7.06(h) hereof;

                  (j)      Permitted Acquisitions; and

                  (k) the dissolution of any Foreign Inoperating Subsidiary or Spacetec IMC Securities Corporation provided that such dissolving corporation does not conduct any operations and owns no assets with a value greater than $100,000 in the aggregate.

         SECTION 7.06. Investments. Own, purchase or acquire any stock, obligations, assets (not in the ordinary course of business) or securities of, or any interest in, or make any capital contribution or loan or advance to, any other person, or make any other investments, except:

                  (a) certificates of deposit, time deposits and money market accounts in dollars of any commercial banks registered to do business in any state of the United States (i) having capital and surplus in excess of $1,000,000,000 and (ii) whose long-term debt rating is at least investment grade as determined by either Standard & Poor's Ratings Group or Moody's Investors Service, Inc. and certificates of deposit in dollars offered by money market mutual funds meeting the criteria in (c) below;

                  (b) readily marketable direct obligations of the United States government or any agency thereof which are backed by the full faith and credit of the United States;

                  (c) investments in money market mutual funds having assets in excess of $2,500,000,000;

                  (d) commercial paper at the time of acquisition having the highest rating obtainable from either Standard & Poor's Ratings Group or Moody's Investors Service, Inc.;

                  (e) federally tax exempt securities rated A or better by either Standard & Poor's Ratings Group or Moody's Investors Service, Inc.;

                  (f) investments in the stock of any subsidiary existing on the Closing Date (after giving effect to the Transactions), but not any additional investments therein;

                  (g) investments in non-cash consideration received in connection with a permitted sale of assets (subject to the granting of a Lien as required by the Security Documents);

                  (h) investments arising from transactions by any Borrower or any of its subsidiaries with customers or suppliers in the ordinary course of business, including, without limitation, endorsements of negotiable instruments and debt obligations and other investments received in connection with the bankruptcy or reorganization of customers and suppliers or in settlement of delinquent obligations of, or other disputes with, customers or suppliers, arising in the ordinary course of business (subject to the granting of a Lien as required by the Security Documents);

                  (i) loans or advances to employees (other than the $220,000 currently advanced to employees through December 31, 1999) to (i) cover payroll, travel and similar expenses, arising in the ordinary course and (ii) finance the purchase of stock in Holdings pursuant to a stock purchase plan, so long as the aggregate amount of such loans and advances does not exceed $225,000 at any one time outstanding;

                  (j) Capital Expenditures and other purchases permitted under other provisions of this Agreement;

                  (k) Indebtedness permitted by Section 7.03;

                  (l) transactions permitted pursuant to Section 7.05; and

                  (m) investments in the equity of any subsidiary constituting Permitted Acquisitions; provided, however, that the provisions of any preferred stock issued in connection therewith shall be reasonably satisfactory to the Agent.

provided that, in each case mentioned in (a), (b), (d) and (e) above, such obligations shall mature not more than one year from the date of acquisition thereof.

         SECTION 7.07. Capital Expenditures. Permit the aggregate amount of payments made for Capital Expenditures, (other than Capital Expenditures made with proceeds of insurance as permitted pursuant to Section 2.09(f) or sales of assets as permitted pursuant to exception (b) of Section 7.05 or in connection with Permitted Acquisitions) including Capitalized Lease Obligations and Indebtedness secured by Liens permitted under Section 7.01(e) hereof, in each of the periods indicated below to exceed the following amounts for the Borrowers and their subsidiaries:

Period                                                          Maximum Amount
------                                                          --------------

Closing Date through 3/31/00                                      $1,100,000
Fiscal Year ending 3/31/01                                        $1,800,000
Fiscal Year ending 3/31/02                                        $1,900,000
Fiscal Year ending 3/31/03                                        $2,000,000
Fiscal Year ending 3/31/04 and each Fiscal Year thereafter        $2,100,000

Permitted Capital Expenditures not utilized in any Fiscal Year may be expended only in the immediately succeeding Fiscal Year and the amount so carried over shall only be used after utilization of all allowed amounts (without regard to such rollover) for Capital Expenditures in such succeeding Fiscal Year.

         SECTION 7.08. Leverage Ratio; EBITDA. Permit the Leverage Ratio of Holdings and its subsidiaries on a Consolidated basis for the four consecutive fiscal quarter periods ending on the dates set forth below to be greater than the respective amounts set forth below opposite such dates:

         Quarter Ending                                        Ratio
         --------------                                        -----

Four fiscal quarters ending 9/30/00                         4.50:1.00
Four fiscal quarters ending 12/31/00                        4.50:1.00
Four fiscal quarters ending 3/31/01,                        4.00:1.00
6/30/01, 9/30/01 and 12/31/01
Four fiscal quarters ending 3/31/02,                        3.50:1.00
6/30/02, 9/30/02 and 12/31/02
Four fiscal quarters ending 3/31/03,                        3.00:1.00
6/30/03, 9/30/03 and 12/31/03
Four fiscal quarters ending 3/31/04 and                     2.50:1.00
each four fiscal quarter period thereafter

         (a) Permit EBITDA of Holdings and its subsidiaries on a Consolidated basis as at the end of the periods set forth below to be less than the respective amounts set forth below opposite such periods:

          Period                                            Amount
          ------                                            ------

Closing Date through 12/31/99                            $4,000,000

          Period                                            Amount
          ------                                            ------

Closing Date through 3/31/00                             $6,500,000
Closing Date through 6/30/00                             $8,000,000

         SECTION 7.09. Debt Service Coverage Ratio. Permit the Debt Service Coverage Ratio of Holdings and its subsidiaries on a Consolidated basis for the four consecutive fiscal quarter periods ending on the dates set forth below to be less than the respective amounts set forth below opposite such dates:

       Quarter Ending                               Ratio
       --------------                               -----

9/30/00 and 12/31/00 and 3/31/01,                 1.10:1.00
6/30/01, 9/30/01 and 12/31/01

3/31/02, 6/30/02, 9/30/02 and 12/31/02            1.15:1.00

3/31/03 and the end of each four fiscal           1.20:1.00
quarter period thereafter

         SECTION 7.10. Interest Coverage Ratio. Permit the Interest Coverage Ratio of Holdings and its subsidiaries on a Consolidated basis to be less than the respective amounts set forth below for the periods indicated:

                Period                                      Ratio
                ------                                      -----

Closing Date through 12/31/99, 3/31/00,                   2.00:1.00
6/30/00 and 9/30/00

Four fiscal quarters ending 12/31/00                      2.00:1.00

Four fiscal quarters ending 3/31/01,                      2.20:1.00
6/30/01, 9/30/01 and 12/31/01

Four fiscal quarters ending 3/31/02,                      2.25:1.00
6/30/02, 9/30/02 and 12/31/02

Four fiscal quarters ending 3/31/03,                      2.50:1.00
6/30/03, 9/30/03 and 12/31/03

Four fiscal quarters ending 3/31/04 and                   3.00:1.00
each four fiscal quarter period thereafter

         SECTION 7.11. Business. Alter the nature of its business (that is, computer peripherals and accessories) in any material respect.

         SECTION 7.12. Sales of Receivables. Sell, assign, discount, transfer, or otherwise dispose of any accounts receivable, promissory notes, drafts or trade acceptances or other rights to receive payment held by it, with or without recourse, except (i) for the purpose of collection, settlement, compromise or release in the ordinary course of business or (ii) the sale of any such accounts to the Agent for the ratable benefit of the Lenders.

         SECTION 7.13. Use of Proceeds. Permit the proceeds of any Credit Event to be used for any purpose which entails a violation of, or is inconsistent with, Regulation T, U or X of the Board, or for any purpose other than those set forth in Section 4.14 hereof.

         SECTION 7.14. ERISA. Engage in any transaction in connection with which any Borrower or any ERISA Affiliate could be subject to either a material civil penalty assessed pursuant to the provisions of Section 502 of ERISA or a material tax imposed under the provisions of Section 4975 of the Code.

         (a) Terminate any Pension Plan in a "distress termination" under
Section 4041 of ERISA, or take any other action which could result in a material liability of any Borrower or any ERISA Affiliate to the PBGC.

         (b) Fail to make payment when due of all material amounts which, under the provisions of any Plan, any Borrower or any ERISA Affiliate are required to pay as contributions thereto, or, with respect to any Pension Plan, permit to exist any material "accumulated funding deficiency" (within the meaning of Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect thereto.

         (c) Adopt an amendment to any Pension Plan requiring the provision of security under Section 307 of ERISA or Section 401(a)(29) of the Code.

                  SECTION 7.15. Accounting Changes. Make any change in their accounting treatment or financial reporting practices except as required or permitted by (i) GAAP (in compliance with Section 1.02 hereof) or (ii) Section
6.10 hereof.

         SECTION 7.16. Prepayment or Modification of Indebtedness; Modification of Charter Documents. Directly, indirectly, voluntarily or optionally prepay, redeem, purchase or retire any Indebtedness, including, without limitation, any Subordinated Indebtedness, other than Indebtedness incurred hereunder or intercompany Indebtedness.

         (a) Modify, amend or otherwise alter the terms and provisions of any Subordinated Indebtedness.

         (b) Make cash interest payments on the Labtec Subordinated Note or the CRU Subordinated Note if a Default or an Event of Default shall have occurred and be continuing or would occur as a result of making such interest payment, all such interest payments under such circumstances shall be made by the issuance of additional subordinated notes of like tenor unless and until such Default or Event of Default shall have been cured (provided that in the case of the CRU Subordinated Note such period shall not exceed the applicable blockage periods set forth in said Note).

         (c) Modify, amend or alter their certificates or articles of incorporation or other constitutive documents or preferred stock/certificates of designations or any of the Acquisition Documents in any respect if the effect thereof is, or would reasonably be expected to be, materially adverse to the interests of the Agent or any Lender.

         SECTION 7.17. Transactions with Affiliates. Except as otherwise specifically set forth in this Agreement and in the other Loan Documents, directly or indirectly purchase, acquire or lease any property from, or sell, transfer or lease any property to, or enter into any other transaction with, any stockholder, Affiliate or agent of any Borrower, except (i) at prices and on terms not less favorable to it than that which would have been obtained in an arm's-length transaction with a non-affiliated third party or (ii) transactions among Loan Parties and their subsidiaries.

         SECTION 7.18. Consulting Fees. Except for the payment of investment banking fees to Sun Affiliates (as defined below) in connection with Permitted Acquisitions, pay any management, consulting or other similar fees of any kind to Holdings, any subsidiary thereof or any subsidiary of any Borrower, or to any Affiliate of Holdings, any of its subsidiaries or of the Borrowers or any of the Borrowers' subsidiaries except that (i) so long as no Default or Event of Default then exists the Borrowers may pay fees, on a quarterly basis, to Sun Multimedia Advisors, Inc., Sun Capital Partners, Inc. or their Affiliates (the "Sun Affiliates") not in excess of $125,000 in the aggregate in any fiscal quarter unless such amount was not paid in any prior fiscal quarter in which case such amount can be paid in a subsequent fiscal quarter so long as no Default or Event of Default shall have occurred and be continuing or would occur as a result of such payment but in no event in excess of $500,000 in any Fiscal Year or (ii) if a Default or Event of Default has occurred and is continuing and is with respect to a matter other than any payment obligations arising under or in connection with this Agreement or the other Loan Documents (a "Payment Default") the Borrowers may pay fees, on a quarterly basis, to the Sun Affiliates not in excess of $50,000 in the aggregate in any fiscal quarter unless such amount was not paid in any prior fiscal quarter in which case such amount can be paid in a subsequent fiscal quarter so long as (x) no Payment Default shall have occurred and be continuing or would occur as a result of such payment and (y) the aggregate of all payments made pursuant to this Section 7.18 (excluding investment bank fees referred to above and the expenses referred to below) shall not exceed $200,000 in the aggregate in any Fiscal Year (provided that if all payments which have been made pursuant to this Section 7.18 have exceeded $200,000 in such Fiscal Year, the Borrowers shall not be required to obtain a refund of such excess payments). So long as no Payment Default exists, amounts which were not paid by reason of the existence of Defaults or Events of Default which are not Payment Defaults (up to $200,000 in any Fiscal Year) may be paid once all such Defaults and Events of Default which are not Payment Defaults have been cured provided, that any such payments shall not cause a Default or Event of Default and provided, further, that the aggregate of all payments made under this Section 7.18 (excluding investment banking fees and expenses referred to below) in any Fiscal Year shall not exceed $750,000. Notwithstanding anything to the contrary, Sun shall be entitled to reimbursement for any reasonable out-of-pocket expenses incurred in connection with its management or consulting duties.

         SECTION 7.19. Negative Pledges, etc. Enter into any agreement (other than this Agreement or any other Loan Document or any agreement relating to any Indebtedness permitted pursuant to Sections 7.03(ii) and (vii) but only with respect to the property securing such Indebtedness) which (a) prohibits the creation or assumption of any Lien upon any of the Collateral, including, without limitation, any hereafter acquired property (other than leases and other contracts which prohibit assignments thereof), or (b) specifically prohibits the amendment or other modification of this Agreement or any other Loan Document.

         SECTION 7.20. Activities of Acquisition Corp. With respect to Acquisition Corp., own or operate any assets or properties or engage in any business or other activity whatsoever, except for its ownership of the capital stock of CRU.

VIII.    EVENTS OF DEFAULT

         In case of the happening of any of the following events (herein called "Events of Default"):

                  (a) any representation or warranty made or deemed made by any Loan Party or subsidiary thereof in or in connection with this Agreement, any of the Security Documents, the Notes or other Loan Documents or any Credit Events hereunder, shall prove to have been incorrect in any material respect when made or deemed to be made;

                  (b) default shall be made in the payment of any principal of any Note when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;

                  (c) default shall be made in the payment of any interest on any Note, or any fee or any other amount payable hereunder, or under the Notes, Letters of Credit, or any other Loan Document or the Fee Letter or in connection with any other Credit Event when and as the same shall become due and payable;

                  (d) default shall be made in the due observance or performance of any covenant, condition or agreement to be observed or performed on the part of any Loan Party pursuant to the terms of (i) Article VI or
         Article VII hereof, any of the Notes, or any of the Security Documents or (ii) any other terms of this Agreement (other than as specified in (a), (b), (c) or (d)(i) above) and such default with respect to any such other terms described in this clause d(ii) shall remain unremedied for a period of 20 days;

                  (e) any Loan Party or subsidiary thereof shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency, liquidation, reorganization or similar law,
         (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for any Loan Party or subsidiary thereof or for a substantial part of its property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable, admit in writing its inability or fail generally to pay its debts as they become due, (vii) be wound up or (viii) take corporate action for the purpose of effecting any of the foregoing;

                  (f) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of any Loan Party or subsidiary thereof, or of a substantial part of the property or assets of any Loan Party or subsidiary thereof, under Title 11 of the United States Code or any other Federal state or foreign bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for any Loan Party or subsidiary thereof or for a substantial part of the property of any Loan Party, or (iii) the winding-up or liquidation of any Loan Party or subsidiary thereof; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 60 days;

                  (g) default (continuing beyond any applicable grace period) shall be made with respect to (i) Subordinated Indebtedness or (ii) any other Indebtedness of any Loan Party or subsidiary thereof (excluding Indebtedness outstanding hereunder) which either individually or taken together with other Indebtedness as to which a default has occurred shall exceed $500,000, if the effect of any such default under either
         (i) or (ii) shall be to accelerate, or to permit the holder or obligee of any such Indebtedness (or any trustee on behalf of such holder or obligee) at its option to accelerate, the maturity of such Indebtedness;

                  (h) (i) a Reportable Event shall have occurred with respect to a Pension Plan, (ii) the filing by any Loan Party or subsidiary thereof, any ERISA Affiliate, or an administrator of any Plan of a notice of intent to terminate such a Plan in a "distress termination" under the provisions of Section 4041 of ERISA, (iii) the receipt of notice by any Loan Party or subsidiary thereof, any ERISA Affiliate, or an administrator of a Plan that the PBGC has instituted proceedings to terminate (or appoint a trustee to administer) such a Pension Plan,
         (iv) any other event or condition exists which might, in the opinion of the Agent, constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan by the PBGC, (v) a Pension Plan shall fail to maintain the minimum funding standard required by Section 412 of the Code for any plan year or a waiver of such standard is sought or granted under the provisions of Section 412(d) of the Code, (vi) any Loan Party or subsidiary thereof or any ERISA Affiliate has incurred a liability under the provisions of Section 4062, 4063, 4064 or 4201 of ERISA, (vii) any Loan Party or subsidiary thereof or any ERISA Affiliate fails to pay the full amount of an installment required under
         Section 412(m) of the Code, (viii) the occurrence of any other event or condition with respect to any Plan which would constitute an event of default under any other agreement entered into by any Loan Party or subsidiary thereof or any ERISA Affiliate, and in each case in clauses
         (i) through (viii) of this subsection (h), such event or condition, together with all other such events or conditions, if any, could subject any Loan Party or any ERISA Affiliate to any taxes, penalties or other liabilities which, in the reasonable opinion of the Agent, would have a Material Adverse Effect with respect to any Loan Party or any ERISA Affiliate;

                  (i) any Loan Party or any ERISA Affiliate (i) shall have been notified by the sponsor of a Multiemployer Plan that it has incurred any material withdrawal liability to such Multiemployer Plan, and (ii) does not have reasonable grounds for contesting such withdrawal liability and is not in fact contesting such withdrawal liability in a timely and appropriate manner;

                  (j) a judgment (not reimbursed by insurance policies of any Loan Party or subsidiary thereof) or decree for the payment of money, a fine or penalty which when taken together with all other such judgments, decrees, fines and penalties shall exceed $500,000 shall be rendered by a court or other tribunal against any Loan Party or subsidiary thereof and (i) shall remain undischarged or unbonded for a period of 45 consecutive days during which the execution of such judgment, decree, fine or penalty shall not have been stayed effectively or (ii) any judgment creditor or other person shall legally commence and continue actions to levy upon assets or properties to enforce such judgment, decree, fine or penalty;

                  (k) this Agreement, any Note, any of the Security Documents, any Guarantee or other Loan Documents shall for any reason cease to be, or shall be asserted by any Loan Party or subsidiary thereof not to be, a legal, valid and binding obligation of any Loan Party or subsidiary thereof, enforceable in accordance with its terms, or the Lien purported to be created by any of the Security Documents shall for any reason cease to be, or be asserted by any Loan Party or subsidiary thereof not to be, a valid, first priority perfected Lien (except to the extent otherwise permitted under this Agreement or any of the Security Documents) on any material portion of the Collateral;

                  (l) a Change of Control shall occur;

                  (m) Labtec fails to make the amendments required by the Side Letter Agreement within sixty days after the date hereof;

                  (n) Holdings fails to make the payments required under the Sun Side Letter Agreement; or

                  (o) any material damage to, or loss, theft or destruction of, any material Collateral, whether or not insured, or any strike, lockout, labor dispute, embargo, condemnation, act of God or public enemy, or other casualty which causes, for more than thirty (30) consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities at any facility of a Loan Party or subsidiary thereof, if, in the case of any of the foregoing, any such event or circumstance would have a Material Adverse Effect;

then, and in any such event (other than an event described in paragraph (e) or (f) above as to any Borrower), and at any time thereafter during the continuance of such event, the Agent may, and upon the written request of the Required Lenders shall, by written notice (or facsimile notice promptly confirmed in writing) to the Borrowers, take any or all of the following actions at the same or different times: (i) terminate forthwith all or any portion of the Total Commitment and the obligations of the Lenders to issue Letters of Credit hereunder; (ii) declare the Notes and any amounts then owing to the Lenders on account of drawings under any Letters of Credit to be forthwith due and payable, and (iii) require that the Borrowers remit to the Agent cash collateral in an amount equal to the aggregate undrawn amount of all outstanding Letters of Credit at such time, such cash collateral to be held by the Agent for its own benefit and the benefit of the Lenders in a cash collateral account on terms and conditions satisfactory to the Agent, whereupon the principal of such Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders on account of drawings under any Letters of Credit and other liabilities of the Borrowers accrued hereunder, shall become forthwith due and payable both as to principal and interest, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrowers, anything contained herein or in the Notes to the contrary notwithstanding; provided, however, that with respect to a default described in paragraph (e) or (f) above as to any Borrower, the Total Commitment and the obligation of the Lenders to issue Letters of Credit shall automatically terminate and the principal of the Notes, together with accrued interest and fees thereon and any amounts then owing to the Lenders on account of drawings under any Letters of Credit and any other liabilities of the Borrowers accrued hereunder shall automatically become due and payable, both as to principal and interest, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrowers, anything contained herein or in the Notes to the contrary notwithstanding.

IX.      AGENT

         In order to expedite the transactions contemplated by this Agreement, The Chase Manhattan Bank is hereby appointed to act as Agent on behalf of the Lenders. Each of the Lenders and each subsequent holder of any Note or issuer of any Letter of Credit by its acceptance thereof, irrevocably authorizes the Agent to take such action on its behalf and to exercise such powers hereunder and under the Security Documents and other Loan Documents as are specifically delegated to or required of the Agent by the terms hereof and the terms thereof together with such actions and powers as are reasonably incidental thereto. Neither the Agent nor any of its directors, officers, employees or agents shall be liable as such for any action taken or omitted to be taken by it or them hereunder or under any of the Security Documents and other Loan Documents or in connection herewith or therewith (a) at the request or with the approval of the Required Lenders (or, if otherwise specifically required hereunder or thereunder, the consent of all the Lenders) or (b) in the absence of its or their own gross negligence or willful misconduct.

         The Agent is hereby expressly authorized on behalf of the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes outstanding hereunder and all other amounts accrued hereunder which are paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received, (b) to distribute to each Lender copies of all notices, agreements and other material as provided for in this Agreement or in the Security Documents and other Loan Documents as received by the Agent, (c) to maintain, in accordance with its customary business practices, ledgers and records reflecting the status of the Loans, the Collateral and related matters, (d) to open and maintain bank accounts and lock boxes as the Agent deems necessary and appropriate in accordance with the Loan Documents with respect to the Collateral, (e) to take all actions with respect to this Agreement and the Security Documents and other Loan Documents as are specifically delegated to the Agent, and (f) to incur and pay such expenses as the Agent may deem necessary or appropriate in connection with the foregoing.

         In the event that (a) any Borrowers fail to pay when due the principal of or interest on any Note, any amount payable under any Letter of Credit, or any fee payable hereunder or (b) the Agent receives written notice of the occurrence of a Default or an Event of Default (the Agent being deemed not to have knowledge of any Default or Event of Default unless and until written notice thereof is given to the Agent by any Borrower or a Lender), the Agent shall promptly give written notice thereof to the Lenders, and shall take such action with respect to such Event of Default or other condition or event as it shall be directed to take by the Required Lenders; provided, however, that, unless and until the Agent shall have received such directions, the Agent may take such action or refrain from taking such action hereunder or under the Security Documents or other Loan Documents with respect to a Default or Event of Default as it shall deem advisable in the best interests of the Lenders.

         The Agent shall not be responsible in any manner to any of the Lenders for the effectiveness, enforceability, perfection, value, genuineness, validity or due execution of this Agreement, the Notes or any of the other Loan Documents or Collateral or any other agreements or certificates, requests, financial statements, notices or opinions of counsel or for any recitals, statements, warranties or representations contained herein or in any such instrument or be under any obligation to ascertain or inquire as to the performance or observance of any of the terms, provisions, covenants, conditions, agreements or obligations of this Agreement or any of the other Loan Documents or any other agreements on the part of the Borrowers and, without limiting the generality of the foregoing, the Agent shall, in the absence of knowledge to the contrary, be entitled to accept any certificate furnished pursuant to this Agreement or any of the other Loan Documents as conclusive evidence of the facts stated therein and shall be entitled to rely on any note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order or other document which it believes in good faith to be genuine and correct and to have been signed or sent by the proper person or persons. It is understood and agreed that the Agent may exercise its rights and powers under other agreements and instruments to which it is or may be a party, and engage in other transactions with the Borrowers, as though it were not Agent of the Lenders hereunder.

         The Agent shall promptly give notice to the Lenders of the receipt or sending of any notice, schedule, report, projection, financial statement or other document or information pursuant to this Agreement or any of the other Loan Documents and shall promptly forward a copy thereof to each Lender.

         Neither the Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrowers on account of the failure or delay in performance or breach by any Lender other than the Agent of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or the Borrowers of any of their respective obligations hereunder or in connection herewith.

         The Agent may consult with legal counsel selected by it in connection with matters arising under this Agreement or any of the other Loan Documents and any action taken or suffered in good faith by it in accordance with the opinion of such counsel shall be full justification and protection to it. The Agent may exercise any of its powers and rights and perform any duty under this Agreement or any of the other Loan Documents through agents or attorneys.

         The Agent and the Borrowers may deem and treat the payee of any Note as the holder thereof until written notice of transfer shall have been delivered as provided herein by such payee to the Agent and the Borrowers.

         With respect to the Loans made hereunder, the Notes issued to it and any other Credit Event applicable to it, the Agent in its individual capacity and not as an Agent shall have the same rights, powers and duties hereunder and under any other agreement executed in connection herewith as any other Lender and may exercise the same as though it were not the Agent, and the Agent and its affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrowers or other affiliate thereof as if it were not the Agent. Each of the Lenders hereby acknowledges that the Agent and/or one or more Affiliates of the Agent may at any time and from time to time be a holder of equity interests in a Loan Party.

         Each Lender agrees (i) to reimburse the Agent in the amount of such Lender's pro rata share (based on its Commitment hereunder) of any expenses incurred for its own benefit and/or for the benefit of the Lenders by the Agent, including reasonable counsel fees and reasonable compensation of agents and employees paid for services rendered on behalf of the Lenders, not reimbursed by the Borrowers and (ii) to indemnify and hold harmless the Agent and any of its directors, officers, employees or agents, on demand, in the amount of its pro rata share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against it in its capacity as the Agent or any of them in any way relating to or arising out of this Agreement or any of the other Loan Documents or any action taken or omitted by it or any of them under this Agreement or any of the other Loan Documents, to the extent not reimbursed by the Borrowers; provided, however, that no Lender shall be liable to the Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgment, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Agent or any of its directors, officers, employees or agents. The foregoing agreement shall survive the repayment of all Obligations and the termination of this Agreement.

         With respect to the release of Collateral, Lenders hereby irrevocably authorize the Agent, at its option and in its discretion, to release any Lien granted to or held by the Agent upon any property covered by this Agreement or the other Loan Documents (i) upon termination of the Total Commitments and payment and satisfaction of all Obligations; (ii) constituting property being sold or disposed of in compliance with the provisions of this Agreement or any other Loan Document (and the Agent may rely in good faith conclusively on any certificate to such effect, without further inquiry); or (iii) constituting property leased to any of the Borrowers or any subsidiary under a lease which has expired or been terminated in a transaction permitted under this Agreement or is about to expire and which has not been, and is not intended by the applicable Borrower or such subsidiary to be, renewed or extended; provided, however, that (x) the Agent shall not be required to execute any release on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (y) such release shall not in any manner discharge, affect or impair the Obligations or any Liens upon (or obligations of any Loan Party, in respect of), all interests retained by any Loan Party, including (without limitation) the proceeds of any sale, all of which shall continue to constitute part of the property covered by this Agreement or the Loan Documents.

         With respect to perfecting Lenders' security interest in Collateral which, in accordance with Article 9 of the Uniform Commercial Code or any comparable provision of any Lien perfection statute in any applicable jurisdiction, can be perfected only by possession, each Lender hereby appoints each other Lender for the purpose of perfecting such interest. Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent, and, promptly upon the Agent's request, shall deliver such Collateral to the Agent or in accordance with the Agent's instructions. Each Lender agrees that it will not have any right individually to enforce or seek to enforce this Agreement or any Loan Document or to realize upon any Collateral for the Loans, it being understood and agreed that such rights and remedies may be exercised only by the Agent.

         In the event that a petition seeking relief under Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency, liquidation or similar law is filed by or against any Loan Party, the Agent is authorized to file a proof of claim (in form and substance reasonably satisfactory to the Required Lenders), on behalf of itself and the Lenders in such proceeding for the total amount of Obligations owed by such Loan Party. With respect to any such proof of claim which the Agent may file, each Lender acknowledges that without reliance on such proof of claim, such Lender shall make its own evaluation as to whether an individual proof of claim must be filed in respect of such Obligations owed to such Lender and, if so, take the steps necessary to prepare and timely file such individual claim.

         Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and any other Loan Document to which such Lender is party. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document, any related agreement or any document furnished hereunder.

         Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by notifying the Lenders and the Borrowers. Upon any such resignation, the Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by such Lenders and shall have accepted such appointment within 30 days after the retiring Agent gives notice of its resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which shall be a bank with an office (or an affiliate with an office) in New York, New York, having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor bank, such successor shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent and the retiring Agent shall be discharged from its duties and obligations hereunder and under each of the other Loan Documents. After any Agent's resignation hereunder, the provisions of this Article shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.

         The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by the Agent pursuant to the provisions of this Agreement or any of the other Loan Documents unless it shall be requested in writing to do so by the Required Lenders. The Lenders further hereby acknowledge that the Agent is not acting as the fiduciary of, or the trustee for, any of the Lenders and except as expressly set forth herein, the Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information communicated to the Agent by or relating to the Borrowers or any of their respective subsidiaries.

         The parties agree that the titles of Documentation Agent and Syndication Agent are honorary and confer no duties upon such agents except as a Lender hereunder.

X.   MANAGEMENT, COLLECTION AND STATUS OF RECEIVABLES AND OTHER COLLATERAL

         SECTION 10.01. Collection of Receivables; Management of Collateral. At the request of the Agent (which in any event shall be made by the Agent upon the request of the Required Lenders), the Borrowers will, at their own cost and expense, (i) arrange for remittances on Receivables to be made directly to lockboxes designated by the Agent or in such other manner as the Agent may direct, and (ii) promptly deposit, or cause to be deposited, all payments received by the Borrowers on account of Receivables, whether in the form of cash, checks, notes, drafts, bills of exchange, money orders or otherwise, in one or more accounts designated by the Agent in precisely the form received (but with any endorsements of the Borrowers necessary for deposit or collection), subject to withdrawal by the Agent only, as hereinafter provided, and until such payments are deposited, such payments shall be deemed to be held in trust by the Borrowers for and as the Lenders' property and shall not be commingled with the Borrowers' other funds. If requested by the Agent (in its reasonable discretion) all remittances and payments that are deposited in accordance with the foregoing will be applied by the Agent to reduce the outstanding balance (or if such balance is reduced to zero, to be held by the Agent as cash collateral), of the Revolving Credit Loans, subject to final collection in cash of the item deposited and subject to the assessment of a two-day collection charge.

         Upon the occurrence and continuance of an Event of Default, the Agent may (and shall upon request of the Required Lenders) send a notice of assignment and/or notice of the Agent's security interest to any and all Customers or any third party holding or otherwise concerned with any of the Collateral, and thereafter the Agent shall have the sole right to collect the Receivables and/or take possession of the Collateral and the books and records relating thereto. The Borrowers shall not, without the Agent's prior written consent, grant any extension of the time of payment of any Receivable, compromise or settle any Receivable for less than the full amount thereof, release, in whole or in part, any person or property liable for the payment thereof, or allow any credit or discount whatsoever thereon except, prior to the occurrence and continuance of an Event of Default, in the ordinary course of business.

         (a) Each of the Borrowers hereby constitute the Agent or the Agent's designee as such Borrower's attorney-in-fact with power to endorse such Borrower's name upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or Collateral that may come into its possession; to sign such Borrower's name on any invoice or bill of lading relating to any Receivables, drafts against Customers, assignments and verifications of Receivables and notices to Customers; to send verifications of Receivables; upon the occurrence and for the continuance of an Event of Default, to notify the Postal Service authorities to change the address for delivery of mail addressed to such Borrowers to such address as the Agent may designate; and to do all other acts and things necessary to carry out this Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission, for any error of judgment or for any mistake of fact or law, provided that the Agent or its designee shall not be relieved of liability to the extent it is determined by a final judicial decision that its act, error or mistake constituted gross negligence or willful misconduct. This power of attorney being coupled with an interest is irrevocable until all of the Obligations are paid in full and this Agreement and the Total Commitment is terminated.

         (i) The Agent, without notice to or consent of the Borrowers, upon the occurrence and during the continuance of an Event of Default, (A) may sue upon or otherwise collect, extend the time of payment of, or compromise or settle for cash, credit or otherwise upon any terms, any of the Receivables or any securities, instruments or insurance applicable thereto and/or release the obligor thereon;
(B) is authorized and empowered to accept the return of the goods represented by any of the Receivables; and (C) shall have the right to receive, endorse, assign and/or deliver in its name or the name of any of the Borrowers any and all checks, drafts and other instruments for the payment of money relating to the Receivables, and each of the Borrowers hereby waive notice of presentment, protest and non-payment of any instrument so endorsed.

         (b) Nothing herein contained shall be construed to constitute any Borrower as agent of the Agent or any Lender for any purpose whatsoever, and the Agent and the Lenders shall not be responsible or liable to any of the Loan Parties for any shortage, discrepancy, damage, loss or destruction of any part of the Collateral wherever the same may be located and regardless of the cause thereof (except to the extent it is determined by a final judicial decision that the Agent's or a Lender's act or omission constituted gross negligence or willful misconduct). The Agent and the Lenders shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Receivables or any instrument received in payment thereof or for any damage resulting therefrom (except to the extent it is determined by a final judicial decision that the Agent's or such Lender's error, omission or delay constituted gross negligence or willful misconduct). The Agent and the Lenders do not, by anything herein or in any assignment or otherwise, assume any of the Borrowers' obligations under any contract or agreement assigned to the Agent or the Lenders, and the Agent and the Lenders shall not be responsible in any way for the performance by the Borrowers of any of the terms and conditions thereof.

         (c) If any of the Receivables includes a charge for any tax payable to any governmental tax authority, the Agent is hereby authorized (but in no event obligated) in its discretion to pay the amount thereof to the proper taxing authority for the account of the applicable Borrower and to charge such Borrower's account therefor. The Borrowers shall notify the Agent if any Receivables include any tax due to any such taxing authority and, in the absence of such notice, the Agent shall have the right to retain the full proceeds of such Receivables and shall not be liable for any taxes that may be due from any Borrower by reason of the sale and delivery creating such Receivables.

         SECTION 10.02. Receivables Documentation. The Borrowers will, in addition to the monthly Receivables agings delivered pursuant to this Agreement, at such intervals as the Agent reasonably may require, furnish, or cause to be furnished, such further schedules and/or information as the Agent reasonably may require relating to the Receivables, including, without limitation, sales invoices. So long as no Default or Event of Default has occurred and is continuing, the Agent shall take into account any undue burdens that such requests may have on the Borrowers. In addition, the Borrowers shall notify the Agent of any non-compliance in respect of the representations, warranties and covenants contained in Section 10.03 hereof. The items to be provided under this Section 10.02 are to be in form reasonably satisfactory to the Agent and are to be executed and delivered to the Agent from time to time solely for its convenience in maintaining records of the Collateral; the Borrowers' failure to give any of such items to the Agent shall not affect, terminate, modify or otherwise limit the Agent's Lien or security interest in the Collateral.

         SECTION 10.03. Status of Receivables and Other Collateral. Each of the Borrowers covenants, represents and warrants that: (a) it shall be the sole owner, free and clear of all Liens except in favor of the Agent or otherwise permitted hereunder, of and fully authorized to sell, transfer, pledge and/or grant a security interest in all material items of said Collateral owned by it;
(b) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless such Receivable shall be a good and valid account representing an undisputed bona fide indebtedness incurred or an amount indisputably owed by the Customer therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an absolute sale and delivery upon the specified terms of goods sold by a Borrower, or work, labor and/or services theretofore rendered by a Borrower; (c) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless such Receivable or portion thereof which it seeks to so qualify is not subject to any defense, offset, counterclaim, discount or allowance (as of the time of its creation) except as may be stated in the invoice relating thereto or discounts and allowances as may be customary in such Borrower's business; (d) none of the transactions underlying or giving rise to any Eligible Receivable shall violate any applicable state or Federal laws or regulations in any material respect, and all documents relating to any Eligible Receivable shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms (subject as to enforcement of remedies to applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting the enforcement of creditors' rights generally from time to time in effect and to general principles of equity); (e) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless to its knowledge, each Customer, guarantor or endorser with respect to such Receivable is solvent and will continue to be fully able to pay all Eligible Receivables on which it is obligated in full when due; (f) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless all documents and agreements relating to such Receivable shall be true and correct in all material respects and in all material respects what they purport to be; (g) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless to its knowledge, all signatures and endorsements that appear on all documents and agreements relating to such Receivable shall be genuine and all signatories and endorsers with respect thereto shall have full capacity to contract; (h) it shall maintain books and records pertaining to the Collateral in such detail, form and scope as are customary for businesses similarly situated; (i) it will not seek to qualify, or maintain the qualification of, a Receivable as an Eligible Receivable unless it shall have immediately notified the Agent as to any accounts arising out of contracts with the United States or any department, agency or instrumentality thereof, and shall have executed any instruments and taken any steps required by the Agent in order that all monies due or to become due under any such contract shall be assigned to the Agent and notice thereof given to the United States Government under the Federal Assignment of Claims Act; (j) it will, promptly upon a Financial Officer of the applicable Borrower obtaining knowledge thereof, report to the Agent any material loss or destruction of, or substantial damage to, any of the Collateral, and any other matters affecting the value, enforceability or collectability of any material portion of the Collateral; (k) if any amount payable under or in connection with any Receivable is evidenced by any instrument, as such term is defined in the Uniform Commercial Code, such instrument shall be promptly pledged, endorsed, assigned and delivered to the Agent as additional collateral; (l) it nor any other Borrower shall not re-date any invoice or sale or make sales on extended dating beyond that customary in the industry; (m) it and each other Borrower shall conduct a physical count of its inventory annually, or in accordance with customary practices or upon a Default or Event of Default at such intervals as the Agent may request and promptly supply the Agent with a copy of such counts accompanied by a report of the value (based on the lower of cost (on a FIFO basis) or market value) of such inventory, and (n) it nor any other Borrower is not nor shall it be entitled to pledge the Lenders' credit on any purchases or for any purpose whatsoever.

         SECTION 10.04. Monthly Statement of Account. The Agent shall render to the Borrowers each month a statement of the Borrowers' account, which shall constitute an account stated and shall be deemed to be correct and accepted by and be binding upon the Borrowers unless the Agent receives a written statement of the Borrowers' exceptions within 30 days after such statement was rendered to the Borrowers.

         SECTION 10.05. Collateral Custodian. Upon the occurrence and continuance of an Event of Default, and subject to the terms of each applicable lease, the Agent may at any time and from time to time employ and maintain in the premises of the Borrowers a custodian selected by the Agent who shall have full authority to do all acts necessary to protect the Agent's and Lenders' interests and to report to the Agent thereon. The Borrowers hereby agree to cooperate with any such custodian and to do whatever the Agent may reasonably request to preserve the Collateral. All costs and expenses incurred by the Agent by reason of the employment of the custodian shall be charged to the Borrowers' account and added to the Obligations.

XI.      MISCELLANEOUS

         SECTION 11.01. Notices. Notices, consents and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service or mailed by certified or registered mail or sent by telecopy addressed,

                  (a) if to all or any of the Borrowers, Guarantors, or Grantors, at Sun Capital Partners, Inc., 5355 Town Center Road,
         Suite 802, Boca Raton, Florida 33486, Attention: Rodger Krouse, (Managing Director) (Telecopy No. 561-394- 0540), with a copy to Labtec Inc., 1499 SE Tech Center Drive, Suite 350, Vancouver, Washington 98683, Attention: President (Telecopy No. 360-896- 2020) and Parker Chapin et al, 1211 Avenue of the Americas, 17th Floor, New York, New York, New York 10036, Attention: Mitchell P. Portnoy, Esq.;

                  (b) if to the Agent, at The Chase Manhattan Bank, 600 Fifth Avenue, 4th Floor, New York, New York 10020, Attention: Credit Executive (Telecopy No. 212-332-4294), with a copy to Kaye, Scholer, et al., LLP, at 425 Park Avenue, New York, New York 10022, Attention:
         Jeffrey M. Epstein, Esq. (Telecopy No. 212-836-6475); and

                  (c) if to any Lender, at the address set forth below its name in Schedule 2.01 annexed hereto or in the Assignment and Acceptance pursuant to which such Lender became a party hereto.

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if hand delivered or sent by overnight courier service or three days after being sent by registered or certified mail, postage prepaid, return receipt requested, if by mail, or when receipt is acknowledged (via electronic answerback) if sent by telecopy, in each case addressed to such party as provided in this Section 11.01 or in accordance with the latest unrevoked direction from such party given in accordance with this Sec tion 11.01.

         SECTION 11.02. Survival of Agreement. All covenants, agreements, representations and warranties made by any Borrower or any subsidiary thereof herein and in the certificates or other instruments prepared or delivered in connection with this Agreement, any of the Security Documents, any Guarantee or any other Loan Document, shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans and the execution and delivery to the Lenders of the Notes and the occurrence of any other Credit Event and shall continue in full force and effect as long as the principal of or any accrued interest on the Notes or any other fee or amount payable under the Notes or this Agreement or any other Loan Document is outstanding and unpaid and so long as the Total Commitment has not been terminated.

         SECTION 11.03. Successors and Assigns; Participations. Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any Loan Party, any ERISA Affiliate, any subsidiary of any thereof, the Agent or the Lenders, that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. Without limiting the generality of the foregoing, the Borrowers specifically confirm that any Lender may at any time and from time to time pledge or otherwise grant a security interest in any Loan or any Note (or any part thereof) to any Federal Reserve Bank or with the consent of the Agent, not to be unreasonably withheld, otherwise in connection with any loan, financing, securitization or other similar transaction. In addition, with the consent of the Agent, not to be unreasonably withheld, any Lender which is a fund may at any time and from time to time pledge or otherwise grant a security interest in any Loan (or any part thereof) to its trustee in support of its obligations to such trustee. No Borrower may assign or transfer any of its rights or obligations hereunder without the written consent of all the Lenders except as permitted under Section 7.05 hereof.

         (a) Each Lender, without the consent of the Borrowers or the Agent, may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Revolving Credit Commitment and Total Term Loan Commitment) and the Loans owing to it and undrawn Letters of Credit and the Notes held by it); provided, however, that (i) such Lender's obligations under this Agreement (including, without limitation, its Revolving Credit Commitment and Total Term Loan Commitment) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the banks or other entities buying participations shall be entitled to the cost protection provisions contained in Sections 2.10, 2.12 and 2.16 hereof, but only to the extent any of such Sections would be available to the Lender which sold such participation, and (iv) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement; provided, further, however, that such Lender shall retain the right and responsibility to enforce the obligations of the Loan Parties relating to the Loans, including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement, other than amendments, modifications or waivers with respect to decreasing any fees payable hereunder or the amount of principal or the rate of interest payable on the Loans, or extending the dates fixed for any payment of principal of or interest on, the Loans or increasing or extending the Total Commitments or the release of all Collateral, and as to which amendments, modifications or waivers such Lender may seek the participant's approval.

         (b) Each Lender may assign by novation, to any one or more banks or other entities who regularly deal in the purchase of loans, with the prior written consent of the Borrowers not to be unreasonably withheld (but no such consent shall be required for assignments between and among the Lenders or after the occurrence and during the continuation of an Event of Default or with respect to Eligible Assignees) and with the prior written consent of the Agent, all or a portion of its interests, rights and obligations under this Agreement and the other Loan Documents (including, without limitation, all or a portion of its Revolving Credit Commitment and Total Term Loan Commitment and the same portion of the Loans and undrawn Letters of Credit at the time owing to it and the Note or Notes held by it), provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of all of the assigning Lender's rights and obligations under this Agreement, which shall include the same percentage interest in the Loans, Letters of Credit and Notes, (ii) the amount of the Revolving Credit Commitment and Total Term Loan Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall be in a minimum principal amount of $5,000,000 (unless to another Lender or an affiliate of any Lender, in which event there shall be no minimum requirement) in the aggregate for the Revolving Credit Commitment and Total Term Loan Commitment of such Lender and the amount of the Revolving Credit Commitment and Total Term Loan Commitment of such Lender shall not be less than $5,000,000 or shall be zero (unless such Lender's minimum hold position shall fall below $5,000,000 by reason of an assignment to another Lender), (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance, together with any Note subject to such assignment and (except in the case of assignments to any other Lender or to any affiliate of any Lender) a processing and recordation fee of $3,500 and (iv) the Assignee, if it shall not be a Lender, shall deliver to the Agent an Administrative Questionnaire in the form provided to such Assignee by the Agent. Upon such execution, delivery, acceptance and recording and after receipt of the written consent of the Agent, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (x) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and under the other Loan Documents and (y) the Lender which is assignor thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.10, 2.12, 2.16 and 11.04, as well as any fees accrued for its account hereunder and not yet paid).

         (c) By executing and delivering an Assignment and Acceptance, the Lender which is assignor thereunder and the assignee thereunder confirm to, and agree with, each other and the other parties hereto as follows: (i) other than the representation and warranty that it has not previously assigned, transferred or otherwise disposed of the interest being assigned thereunder and that such interest is free and clear of any adverse claim created by, through or under such Lender, and that its Total Commitment and the outstanding balance of its Loans and participations in Letters of Credit, in each case without giving effect to assignments thereof which have not become effective, are as set forth in such Assignment and Acceptance, such Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, perfection, genuineness, sufficiency or value of this Agreement, the other Loan Documents or any Collateral with respect thereto or any other instrument or document furnished pursuant hereto or thereto; (ii) such Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of any Loan Party or the performance or observance by any Loan Party of any of their respective obligations under this Agreement, any Guarantees or any of the other Loan Documents or any other instrument or document furnished pursuant hereto or thereto; (iii) such assignee represents and warrants that it is legally authorized to enter into such Assignment and Acceptance and confirms that it has received a copy of this Agreement, any Guarantees and of the other Loan Documents, together with copies of financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent, subject to Article IX hereof, to take such action as the Agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

         (d) The Agent shall maintain at its address referred to in Section
11.01 hereof a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Revolving Credit Commitment and Total Term Loan Commitment of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrowers, the Agent and the Lenders may treat each person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice. Effective upon the assignment of an interest hereunder, Schedules 2.01(a) and (b) shall be amended by the Agent to reflect such assignment.

         (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee together with any Note or Notes subject to such assignment, any processing and recordation fee and, if required, an Administrative Questionnaire and the written consent to such assignment, if required, the Agent shall, if such Assignment and Acceptance has been completed and is precisely in the form of Exhibit F annexed hereto and provided that this
Section 11.03 otherwise has been complied with, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and
(iii) give prompt notice thereof to the Lenders and the Borrowers. Within five
(5) Business Days after receipt of such notice, the

Borrowers, at their own expense, shall execute and deliver to the Agent in exchange for each surrendered Note or Notes a new Note or Notes to the order of such assignee in an amount equal to its portion of the Term Loan-A Commitment, Term Loan-B Commitment and Revolving Credit Commitment, assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained any Term Loan-A Commitment, Term Loan-B Commitment and Revolving Credit Commitment hereunder, a new Note or Notes to the order of the assigning Lender in an amount equal to the Term Loan-A Commitment, Term Loan-B Commitment and Revolving Credit Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, or, with respect to the Term Notes, the principal amount of the Term Notes outstanding at such time as evidenced by the Term Note or Notes, shall be dated, with respect to the assignee, the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A-1, Exhibit A-2 and Exhibit B. Notes surrendered to the Borrowers shall be canceled by the Borrowers.

         (f) Notwithstanding any other provision herein, any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 11.03, disclose to the assignee or participant or proposed assignee or participant, any information, including, without limitation, any Information, relating to the Borrowers furnished to such Lender by or on behalf of the Borrowers in connection with this Agreement; provided, however, that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any confidential Information relating to the Borrowers received from such Lender.

         SECTION 11.04. Expenses; Indemnity. Each of the Borrowers agrees to pay all reasonable out-of-pocket expenses incurred by the Agent (and the Lenders in the case of "workouts" of the provisions hereof or of the Loan Documents) in connection with the preparation of this Agreement and the other Loan Documents or with any amendments, modifications, waivers, extensions, renewals, renegotiations or "workouts" of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Agent or any of the Lenders (during Events of Default) in connection with the enforcement or protection of its rights in connection with this Agreement or any of the other Loan Documents or with the Loans made or the Notes or Letters of Credit issued hereunder, or in connection with any pending or threatened action, proceeding, or investigation relating to the foregoing, including but not limited to the reasonable fees and disbursements of counsel for the Agent and ongoing field examination expenses and charges, and, in connection with such enforcement or protection, the reasonable fees and disbursements of counsel for the Lenders. Each of the Borrowers further indemnifies the Lenders from and agrees to hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement, the Notes or any other Loan Document.

         (a) Subject to (a) above, each of the Borrowers indemnifies the Agent and each Lender and their respective directors, officers, employees and agents against, and agrees to hold the Agent, any Lender and each such person harmless from, any and all losses, claims, damages, liabilities and related expenses, including reasonable counsel fees and expenses, incurred by or asserted against the Lender or any such person arising out of, in any way connected with, or as a result of (i) the use of any of the proceeds of the Loans, (ii) this Agreement, the Guarantees, any of the Security Documents, Acquisition Documents or the other documents contemplated hereby or thereby, (iii) the performance by the parties hereto and thereto of their respective obligations hereunder and thereunder (including but not limited to the making of the Total Commitment) and consummation of the transactions contemplated hereby and thereby, (iv) breach of any representation or warranty, or (v) any claim, litigation, investigation or proceedings relating to any of the foregoing, whether or not the Agent, any Lender or any such person is a party thereto; provided, however, that such indemnity shall not, as to the Agent or any Lender or their duly authorized agents or representatives, apply to any such losses, claims, damages, liabilities or related expenses to the extent that they result from the gross negligence or willful misconduct of the Agent or any Lender or their duly authorized agents or representatives; provided, however, that the gross negligence or willful misconduct of any indemnitee shall not limit or otherwise affect the rights of indemnification of any other party.

         (b) Each of the Borrowers indemnifies, and agrees to defend and hold harmless the Agent and the Lenders and their respective officers, directors, shareholders, agents and employees (collectively, the "Indemnitees") from and against any loss, cost, damage, liability, lien, deficiency, fine, penalty or expense (including, without limitation, reasonable attorneys' fees and reasonable expenses for investigation, removal, cleanup and remedial costs and modification costs incurred to permit, continue or resume normal operations of any property or assets or business of the Borrowers or any subsidiary thereof) arising from a violation of, or failure to comply with any Environmental Law and to remove any Lien arising therefrom except to the extent caused by the gross negligence or willful misconduct of any Indemnitee, which any of the Indemnitees may incur or which may be claimed or recorded against any of the Indemnitees by any person.

         (c) The provisions of this Section 11.04 shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or the Notes, or any investigation made by or on behalf of the Agent or any Lender. All amounts due under this Section 11.04 shall be payable on written demand therefor.

         SECTION 11.05. APPLICABLE LAW. THIS AGREEMENT, THE NOTES AND THE OTHER LOAN DOCUMENTS, IN ACCORDANCE WITH SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK, SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF

THE STATE OF NEW YORK WITHOUT REGARD TO ANY CONFLICTS OF LAWS
PRINCIPLES THEREOF THAT WOULD CALL FOR THE APPLICATION OF THE
LAWS OF ANY OTHER JURISDICTION.

         SECTION 11.06. Right of Setoff. If an Event of Default shall have occurred and be continuing, upon the request of the Required Lenders each Lender shall and is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of any of the Borrowers against any and all of the obligations of the Borrowers now or hereafter existing under this Agreement and the Notes held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement or the Notes and although such obligations may be unmatured. Each Lender agrees to notify promptly the Agent (and the Agent shall promptly notify each of the other Lenders) and the Borrowers after any such setoff and application made by such Lender, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which may be available to such Lender.

         SECTION 11.07. Payments on Business Days. Should the principal of or interest on the Notes or any fee or other amount payable hereunder become due and payable on other than a Business Day, payment in respect thereof may be made on the next succeeding Business Day (except as otherwise specified in the definition of "Interest Period"), and such extension of time shall in such case be included in computing interest, if any, in connection with such payment.

         (a) All payments by any of the Borrowers hereunder and all Loans made by the Lenders hereunder shall be made in lawful money of the United States of America in immediately available funds at the office of the Agent set forth in
Section 11.01 hereof.

         SECTION 11.08. Waivers; Amendments. No failure or delay of any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Lenders hereunder are cumulative and not exclusive of any rights or remedies which they may otherwise have. No waiver of any provision of this Agreement or the Notes nor consent to any departure by any of the Borrowers therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any of the Borrowers in any case shall entitle it to any other or further notice or demand in similar or other circumstances. Each holder of any of the Notes shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

         (a) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrowers and the Required Lenders; provided, however, that no such agreement shall (i) change the principal amount of, or extend or advance the maturity of or the dates for the payment of principal of or interest on, any Note or reduce the rate of interest on any Note, or decrease any fees payable pro rata to the Lenders, (ii) change the Revolving Credit Commitment or Total Term Loan Commitment of any Lender, increase any percentage or amount contained in the definition of Borrowing Base or make overadvances other than Permitted Overadvances or amend or modify the provisions of this Section, Section 2.06,
Section 2.13, Section 4.14, Sec tion 6.03, Section 7.16 or Section 11.04 hereof or the definition of "Required Lenders," or (iii) subject to Section 7.05 hereof, release any Guarantee or any material portion of Collateral or share or subordinate any Lien priority or right to payment in each case without the prior written consent of each Lender affected thereby and provided, further, however, that no such agreement shall amend, modify or otherwise affect the rights or duties of the Agent under this Agreement or the other Loan Documents without the written consent of the Agent. Each Lender and holder of any Note shall be bound by any modification, amendment or waiver authorized in accordance with this Sec tion regardless of whether its Notes shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this Section shall bind any person subsequently acquiring a Note from it, whether or not such Note shall be so marked.

         (b) In the event that the Borrowers request, with respect to this Agreement or any other Loan Document, an amendment, modification or waiver and such amendment, modification or waiver would require the unanimous consent of all of the Lenders in accordance with Section 11.08(b) above, and such amendment, modification or waiver is agreed to in writing by the Borrowers and the Required Lenders but not by all of the Lenders, then notwithstanding anything to the contrary in Section 11.08(b) above, with the written consent of the Borrowers and such Required Lenders, the Borrowers and Required Lenders may, but shall not be obligated to, amend this Agreement without the consent of the Lender or Lenders who did not agree to the proposed amendment, modification or waiver (the "Minority Lenders") solely to provide for (i) the termination of the Revolving Credit Commitment and Total Term Loan Commitment of each Minority Lender, (ii) the assignment in accordance with Sec tion 11.03 hereof to one or more persons of each Minority Lender's interests, rights and obligations under this Agreement (including, without limitation, all of such Minority Lender's Revolving Credit Commitment and Total Term Loan Commitment as well as its portion of all outstanding Loans and the Note or Notes held by such Minority Lender) and the other Loan Documents and/or an increase in the Revolving Credit Commitment and Total Term Loan Commitment of one or more Required Lenders, in each case so that after giving effect thereto the Total Revolving Credit Commitment and Total Term Loan Commitment shall be in the same amounts as prior to the events described in this paragraph, (iii) the repayment to the Minority Lenders in full of all Loans outstanding and accrued interest thereon at the time of the assignment and/or increase in Commitments described in clause (ii) above with the proceeds of Loans made by such persons who are to become Lenders by assignment or with the proceeds of Loans made by Required Lenders who have agreed to increase their Revolving Credit Commitment and/or Total Term Loan Commitment, (iv) the payment to the Minority Lenders by the Borrowers of all fees and other compensation due and owing such Minority Lenders under the terms of this Agreement and the other Loan Documents and (v) such other modifications as the Required Lenders and Borrowers shall deem necessary in order to effect the changes specified in clauses (i) through (iv) hereof.

         SECTION 11.09. Severability. In the event any one or more of the provisions contained in this Agreement or in the Notes or any of the other Loan Documents should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby.

         SECTION 11.10. Entire Agreement; Waiver of Jury Trial, etc. This Agreement, the Notes and the other Loan Documents constitute the entire contract between the parties hereto relative to the subject matter hereof. Any previous agreement among the parties hereto with respect to the Transactions is superseded by this Agreement, the Notes and the other Loan Documents. Except as expressly provided herein or in the Notes or the Loan Documents (other than this Agreement), nothing in this Agreement, the Notes or in the other Loan Documents, expressed or implied, is intended to confer upon any party, other than the parties hereto, any rights, remedies, obligations or liabilities under or by reason of this Agreement, the Notes or the other Loan Documents.

         (a) Except as prohibited by law, each party hereto hereby waives any right it may have to a trial by jury in respect of any litigation directly or indirectly arising out of, under or in connection with this Agreement, the Notes, any of the other Loan Documents or the Transactions.

         (b) Except as prohibited by law, each party hereto hereby waives any right it may have to claim or recover in any litigation referred to in paragraph
(b) of this Section 11.10 any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages.

         (c) Each party hereto (i) certifies that no representative, agent or attorney of any Lender has represented, expressly or otherwise, that such Lender would not, in the event of litigation, seek to enforce the foregoing waivers and
(ii) acknowledges that it has been induced to enter into this Agreement, the Notes or the other Loan Documents, as applicable, by, among other things, the mutual waivers and certifications herein.

         SECTION 11.11. Confidentiality. The Agent and each of the Lenders agree to keep confidential (and to cause their respective officers, directors, employees, agents and representatives to keep confidential) all non-public information, materials and documents marked, labeled or otherwise adequately identified as, or actually known to be, non-public and furnished to the Agent or any Lender (the "Information"). Notwithstanding the foregoing, the Agent and each Lender shall be permitted to disclose Information (i) to such of its officers, directors, employees, agents, representatives, affiliates and the respective officers of such affiliates, to any direct or indirect contractual counterparty in swap agreements or such contractual counterparty's professional advisor (so long as such contractual counterparty or professional advisor to such contractual counterparty agrees to be bound by the provisions of this
Section 11.11) or to the National Association of Insurance Commissioners or any similar organization or any nationally recognized rating agency that requires access to information about a Lender's investment portfolio in connection with ratings issued with respect to such Lender as need to know such Information in connection with its participation in any of the Transactions or the administration of this Agreement or the other Loan Documents; (ii) to the extent required by applicable laws and regulations or required or requested by any subpoena or similar legal process, or requested by any governmental agency or authority; (iii) to the extent such Information (A) becomes publicly available other than as a result of a breach of this Agreement, (B) becomes available to the Agent or such Lender on a non-confidential basis from a source other than any Loan Party or any of their respective subsidiaries or (C) was available to the Agent or such Lender on a non-confidential basis prior to its disclosure to the Agent or such Lender by any of the Loan Parties or any of their respective subsidiaries; (iv) to the extent any of the Loan Parties or any of their respective subsidiaries shall have consented to such disclosure in writing; (v) in connection with the sale of any Collateral pursuant to the provisions of any of the other Loan Documents; (vi) in connection with the exercise or enforcement of any rights or remedies under this Agreement, any of the Notes or any of the other Loan Documents; or (vii) pursuant to Section 11.03(g) hereof.

         SECTION 11.12. Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or the Notes or any other Loan Document may be brought in the courts of the State of New York or of the United States of America for the Southern District of New York, and, by execution and delivery of this Agreement, each of the Loan Parties hereby accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of the aforesaid courts.

         (a) Each of the Loan Parties hereby irrevocably waive, in connection with any such action or proceeding, any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which it may now or hereafter have to the bringing of any such action or proceeding in such respective jurisdictions.

         (b) Each of the Loan Parties hereby irrevocably consents to the service of process of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to each such person, as the case may be, at its address set forth in Sec tion 11.01 hereof.

         (c) Nothing herein shall affect the right of the Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against any Loan Party in any other jurisdiction.

         SECTION 11.13. Counterparts; Facsimile Signature. This Agreement may be executed in counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered to the Agent. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed signature page hereto.

         SECTION 11.14. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

XII.     GUARANTEES

         Each Guarantor unconditionally guarantees, as a primary obligor and not merely as a surety, jointly and severally with each other Guarantor, the due and punctual payment of the principal of and interest on each of the Notes, when and as due, whether at maturity, by acceleration, by notice of prepayment or otherwise, and the due and punctual payment and performance of all other Obligations. Each Guarantor further agrees that the Obligations may be extended and renewed, in whole or in part, without notice to or further assent from it, and that it will remain bound upon its guarantee notwithstanding any extension or renewal of any Obligations.

         Each Guarantor waives presentment to, demand of payment from and protest to the Borrowers of any of the Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. The obligations of a Guarantor hereunder shall not be affected by (a) the failure of any Lender or the Agent to assert any claim or demand or to enforce any right or remedy against the Borrowers or any other Guarantor under the provisions of this Agreement, the Notes or any of the other Loan Documents or otherwise; (b) any rescission, waiver, amendment or modification of any of the terms or provisions of this Agreement, the Notes, any of the other Loan Documents, any guarantee or any other agreement; (c) the release of any security held by the Agent for the Obligations or any of them; (d) the failure of any Lender or the Agent to exercise any right or remedy against any other Guarantor of the Obligations; or (e) the failure of any Lender or the Agent to take, register, perfect or preserve any security for any of the Obligations.

         Each Guarantor further agrees that its guarantee constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had by the Agent or any Lender to any security (including, without limitation, any Collateral) held for payment of the Obligations or to any balance of any deposit account or credit on the books of any Lender or the Agent in favor of any of the Borrowers or any other person.

         The obligations of each Guarantor hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason (other than the defense of full payment), including, without limitation, any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Obligations or otherwise. Without limiting the generality of the foregoing, the obligations of each Guarantor hereunder shall not be discharged or impaired or otherwise affected by the failure of the Agent or any Lender to assert any claim or demand or to enforce any remedy under this Agreement, the Notes or under any other Loan Document, any guarantee or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, willful or otherwise, in the performance of the Obligations, or by any other act or omission which may or might otherwise in any manner or to any extent vary the risk or reduce or extinguish the liability of such Guarantor or otherwise operate as a discharge of such Guarantor as a matter of law or equity.

         Each Guarantor further agrees that its guarantee shall be a continuing guarantee and shall stand as a guarantee of full and final payment and performance of all Obligations from time to time and shall continue to be effective or be reinstated, as the case may be, if at any time payment, or any part thereof, of principal of or interest on any Obligation or any other amount in respect of is rescinded or must otherwise be returned by the Agent or any Lender upon the bankruptcy or reorganization of any of the Borrowers or otherwise.

         To the extent that any Borrower or Guarantor shall make a payment under this Article XII of all or any of the Obligations (other than Loans made to that Borrower or Guarantor for which it is primarily liable) (a "Guarantor Payment") which, taking into account all other Guarantor Payments then previously or concurrently made by any other Borrower or Guarantor, exceeds the amount which such Borrower or Guarantor would otherwise have paid if each Borrower or Guarantor had paid the aggregate Obligations satisfied by such Guarantor Payment in the same proportion that such Borrower's "Allocable Amount" (as defined below) (as determined immediately prior to such Guarantor Payment) bore to the aggregate Allocable Amounts of each of the

Borrowers as determined immediately prior to the making of such Guarantor Payment, then, following indefeasible payment in full in cash of the Obligations and termination of the Commitments, such Borrower or Guarantor shall be entitled to receive contribution and indemnification payments from, and be reimbursed by, each other Borrower or Guarantor for the amount of such excess, pro rata based upon their respective Allocable Amounts in effect immediately prior to such Guarantor Payment. As of any date of determination, the "Allocable Amount" of any Borrower or Guarantor shall be equal to the maximum amount of the claim which could then be recovered from such Borrower or Guarantor under this Article XII without rendering such claim voidable or avoidable under Section 548 of Chapter 11 of the Bankruptcy Code or under any applicable state Uniform Fraudulent Transfer Act, Uniform Fraudulent Conveyance Act or similar statute or common law. This paragraph is intended only to define the relative rights of Borrowers or Guarantor and nothing set forth in this paragraph is intended to or shall impair the obligations of Borrowers, jointly and severally, to pay any amounts as and when the same shall become due and payable in accordance with the terms of this Agreement. Nothing contained in this paragraph shall limit the liability of any Borrower to pay the Loans made directly or indirectly to that Borrower and accrued interest, fees and expenses with respect thereto for which such Borrower shall be primarily liable.

         The parties hereto acknowledge that the rights of contribution and indemnification hereunder shall constitute assets of the Borrower to which such contribution and indemnification is owing.

         Each Guarantor hereby waives and releases in favor of the Lenders and the Agent all rights of subrogation against or in respect of each of the Borrowers and its property and all rights of indemnification, contribution and reimbursement from each of the Borrowers and its property, in each case in connection with this guarantee and any payments made hereunder, and regardless of whether such rights arise by operation of law, pursuant to contract or otherwise, until such time as the Obligations have been fully and finally performed and paid.

         IN WITNESS WHEREOF, the Borrowers, Guarantors, the Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                   LABTEC INC.


                                   By:  ________________________________________
                                        Name:
                                        Title:


                                   LABTEC CORPORATION


                                   By:  ________________________________________
                                        Name:
                                        Title:


                                   SPACETEC CORPORATION


                                   By:  ________________________________________
                                        Name:
                                        Title:


                                   CONNECTOR RESOURCES
                                        UNLIMITED, INC.


                                   By:  ________________________________________
                                        Name:
                                        Title:


                                   CRU ACQUISITION CORP., Guarantor


                                   By:  ________________________________________
                                        Name:
                                        Title:

                                    COMPUTER RESOURCES
                                         UNLIMITED, INC., Guarantor


                                    By:  _______________________________________

                                         Name:
                                         Title:

                                    THE CHASE MANHATTAN BANK, as
                                         Administrative and Collateral Agent
                                         and as a Lender

                                    By:  _______________________________________
                                         Name:
                                         Title:


                                    THE FIRST NATIONAL BANK OF
                                         CHICAGO, as Syndication Agent
                                         and as Lender


                                    By:  _______________________________________
                                         Name:
                                         Title:


                                    KZH ING-2 LLC, as Lender


                                    By:  _______________________________________
                                         Name:
                                         Title:


                                    THE ING CAPITAL SENIOR SECURED
                                    HIGH INCOME FUND, L.P., as Lender

                                    BY:  ING CAPITAL ADVISORS, LLC,
                                         as Investment Advisor


                                    By:  _______________________________________
                                         Name:
                                         Title:

                                    NEWCOURT COMMERCIAL FINANCE
                                      CORPORATION, as Documentation
                                      Agent and as Lender


                                    By:  _______________________________________
                                         Name:
                                         Title:

                                                                SCHEDULE 2.01(a)


                              TERM LOAN COMMITMENTS


                                                Term Loan-A         Approximate Percentage of
Lender                                          Commitment       Total Term Loan-A Commitment
------                                          -----------      -----------------------------
The Chase Manhattan Bank                        $3,776,666.66                 20.98%
600 Fifth Avenue
New York, NY  10020
Attention:  Credit Executive

The First National Bank of                      $3,776,666.67                 20.98%
Chicago
One First National Plaza
Chicago, Illinois  60670
Attention:

The ING Capital Senior Secured                      2,001,000                 11.12%
High Income Fund, L.P.
333 S. Grand Avenue
Suite 4250
Los Angeles, CA 90071
Attention: Michael Hatley

KZH ING-2 LLC                                    4,669,000.00                 25.94%
c/o The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001
Attention:  Virginia Conway

Newcourt Commercial Finance                      3,776,666.67                 20.98%
Corporation
c/o Newcourt Capital Inc.
Two Gatehall Drive, First Floor
Parsippany, New Jersey 07054
Attention: Vice President-Credit

with a copy to:
Attn: Vice President - Legal

                                        Term Loan-B     Approximate Percentage
                                                              of Total
Lender                                  Commitment      Term Loan-B Commitment
------                                  -----------     ----------------------

The Chase Manhattan Bank                $ 1,890,000           21.00%%
600 Fifth Avenue
New York, NY  10020
Attention:  Credit Executive

The First National Bank of Chicago        1,890,000           21.00%
One First National Plaza
Chicago, Illinois  60670
Attention:

The ING Capital Senior  Secured             999,000           11.10%
High Income Fund, L.P.
333 S. Grand Avenue
Suite 4250
Los Angeles, CA 90071
Attention: Michael Hatley

KZH ING-2 LLC                          2,331,000.00           25.90%
c/o The Chase Manhattan Bank
450 West 33rd Street, 15th Floor
New York, NY  10001
Attention:  Virginia Conway

Newcourt Commercial Finance               1,890,000           21.00%
Corporation
c/o Newcourt Capital Inc.
Two Gatehall Drive, First Floor
Parsippany, New Jersey 07054
Attention: Vice President-Credit

                                                                SCHEDULE 2.01(b)


                          Revolving Credit Commitments


                                       Revolving         Approximate Percentage
                                       Credit              of Total Revolving
Lender                                 Commitment          Credit Commitment
------                                 ----------        ----------------------

The Chase Manhattan Bank               $5,333,333.34             33.33%
600 Fifth Avenue
New York, New York  10020
Attention:  Credit Executive

The First National Bank of              5,333,333.33             33.33%
Chicago
One First National Plaza
Chicago, Illinois  60670
Attention:

Newcourt Commercial Finance             5,333,333.33             33.33%
Corporation
c/o Newcourt Capital Inc.
Two Gatehall Drive, First Floor
Parsippany, New Jersey 07054
Attention: Vice President-Credit

with a copy to:
Attn: Vice President - Legal

                                                                   SCHEDULE 2.02


                            Domestic Lending Offices
                            ------------------------




Lender                                   Domestic Lending Office
------                                   -----------------------

The Chase Manhattan Bank                 The Chase Manhattan Bank
                                         600 Fifth Avenue
                                         New York, NY  10020
                                         Attn:  Credit Executive

The First National Bank of Chicago       The First National Bank of Chicago
                                         One First National Plaza
                                         Chicago, Illinois  60670
                                         Attention:

KZH ING-2 LLC                            KZH ING-2 LLC
                                         c/o The Chase Manhattan Bank
                                         450 West 33rd Street, 15th Floor
                                         New York, NY  10001
                                         Attention:  Virginia Conway

The ING Capital Senior Secured High      The ING Capital Senior Secured High
Income Fund, L.P.                        Income Fund, L.P.
                                         450 West 33rd Street, 15th Floor
                                         New York, NY  10001
                                         Attention:  Virginia Conway

Newcourt Commercial Finance              Newcourt Commercial Finance Corporation
Corporation                              c/o Newcourt Capital Inc.
                                         Two Gatehall Drive, First Floor
                                         Parsippany, New Jersey 07054
                                         Attention: Vice President-Credit

                                                                   SCHEDULE 2.03


                           Eurodollar Lending Offices


Lender                                   Eurodollar Lending Office
------                                   -------------------------

The Chase Manhattan Bank                 The Chase Manhattan Bank
                                         600 Fifth Avenue
                                         New York, NY  10020
                                         Attn:  Credit Executive

The First National Bank of Chicago       The First National Bank of Chicago
                                         One First National Plaza
                                         Chicago, Illinois  60670
                                         Attention:

KZH ING-2 LLC                            KZH ING-2 LLC
                                         c/o The Chase Manhattan Bank
                                         450 West 33rd Street, 15th Floor
                                         New York, NY  10001
                                         Attention:  Virginia Conway

The ING Capital Senior Secured High      The ING Capital Senior Secured High
Income Fund, L.P.                        Income Fund, L.P.
                                         450 West 33rd Street, 15th Floor
                                         New York, NY  10001
                                         Attention:  Virginia Conway

Newcourt Commercial Finance              Newcourt Commercial Finance Corporation
Corporation                              c/o Newcourt Capital Inc.
                                         Two Gatehall Drive, First Floor
                                         Parsippany, New Jersey 07054
                                         Attention: Vice President-Credit

                                                                SCHEDULE 6.05(g)


                              INVENTORY DESIGNATION



The Chase Manhattan Bank
600 Fifth Avenue
New York, New York 10020

Ladies and Gentlemen:

We certify, represent to you and agree with you as follows:

1) As of , the value of our inventories was as follows:
(DATE)


------------------------
(a) Raw materials and/or parts |
purchased from others $ | % =
(b) _____________ $ | % =
(c) Manufacture and shipping |
supplies $ | % =
(d) Work in process $ | % =
(e) Consigned Goods w/ letter $ | % =
(f) Finished goods held for |
sale to customers $ | % =
|
Total $ | % = (Loan
|  Value)

and/or as shown on attached schedule(s) or paper(s).

2) Such figures are taken from our inventory records, kept in accordance with generally accepted accounting principles and used in our business or, if so indicated, taken from a physical inventory. Such figures are at the lower of cost or market (unless otherwise indicated), with appropriate allowances for slow moving, returned or second quality goods. This certificate and agreement is mailed to you upon the understanding that you will rely upon it in making or continuing loans to us under the Credit Agreement dated as of ___________ __, 1999 (as amended, modified or supplemented from time to time, the "Credit Agreement," the terms defined therein being used herein as therein defined) among the undersigned, the Lenders named therein, and The Chase

Manhattan Bank, as Agent, and/or advances upon our receivables, or in otherwise extending credit to us.

3) We confirm that the agreements, warranties and representations contained in such Credit Agreement apply to all such inventories. We hereby pledge and consign to you, grant you a continuing general lien upon and designate as subject to your continuing general lien and security interest all of said inventories, confirming any lien statements or security agreements given you in respect to same.

4) Your lien and security interest shall attach to such inventories through all stages of manufacture to and including the finished product, to all accounts receivable or other proceeds resulting from the sale thereof, to any merchandise returned to us, and to all inventories acquired by us from time to time in the future, whether in substitution for or in addition to this merchandise.

5) Such inventories are located at the following addresses:


Dated: _____________, 19__ [BORROWERS]


By:  __________________________________
Name:
Title:

                                                                SCHEDULE 6.05(j)


                           BORROWING BASE CERTIFICATE

TO:   The Chase Manhattan Bank                    Date  ________________________
      600 Fifth Avenue
      New York, New York  10020

SUBJECT:  ______________________________________________________________________
         Borrowing Base Certificate #________________________

We hereby certify the following information:


1.    Accounts Receivable as of the date of the last
      submitted certificate                           $___________________
           +  Sales                                   $___________________
           -  Collections                             $___________________
           -  Credits                                 $___________________
           Accounts Receivable as of    /   /         $___________________

2.    Accounts Receivable Aging as of     /   /
      Total A/R     Current  31-60    61-90    Over 90

3.    Computation of Borrowing Base:

      A.   Total Accounts Receivable as of     /   /      $

           Less:      Ineligible Receivables              $ (             )

           Accounts Receivable Over 60 Days               $ (             )

           Contra Receivables                             $ (             )

           Receivables from Affiliated Companies          $ (             )

           Foreign Receivables                            $ (             )

           Cross-aged Receivables                         $ (             )

           Disputes                                       $ (             )

           Credits                                        $ (             )

           Government Receivables                         $ (             )

           Current Chargebacks                            $ (             )

           Extended Terms
           less than 60 Past Due
           greater than 90 from Invoice                   $ (             )

           Non-Trade                                      $ (             )

           Other                                          $ (             )

           Total Deductions                               $ (             )

      B.   Net Eligible Receivables                       $

           Availability (80% Advance)                     $

      C.   Total Inventory (as of     /   /   )           $ (             )
           Less:  Ineligible Inventory                    $ (             )
           Inventory at Outside/3rd Party Locations       $ (             )
           Slow/Moving Obsolete Inventory                 $ (             )
           Discontinued Inventory                         $ (             )
           In-Transit Inventory                           $ (             )
           Inventory Reserve per G/L                      $ (             )
           Overhead                                       $ (             )
           Work in Process                                $ (             )
           Other Repairs                                  $ (             )
           Other                                          $ (             )
              Net Eligible Inventory                      $ (             )
                Availability (50% Advance)                $

      D.   Total Availability on Accounts Receivable
              and Inventory                               $

      E.   Loans Presently Outstanding                    $
           Amount Requested/Paid                          $
              Total Outstanding Loans of this Date        $
                Net Available (if negative, our check for $
                   said amount is attached)

4.    Comments or Other Information:

The undersigned hereby represents and warrants that this is a correct statement regarding the status of accounts receivable and inventory assigned to The Chase Manhattan Bank, as Agent, and that the figures set forth herein are completely accurate. The undersigned further warrants and represents that the Borrowers are in complete compliance with all the terms and conditions contained in the agreements between us. The undersigned further understands that your loans to the Borrowers will be based upon your reliance on the information contained herein.

                                      [BORROWERS]


                                         By: ___________________________________
                                             Name:
                                             Title:


ATTEST:

________________________________        ________________________________________
(Title)                                 (Title)

                                                                   Exhibit 10.17
                                                                   -------------


                         AMENDMENT TO PURCHASE AGREEMENT


         This AMENDMENT TO PURCHASE AGREEMENT, dated as of October 25, 1999 and effective as of August 20, 1999 (this "Amendment"), is entered into by and between LABTEC CORPORATION, a Delaware corporation (the "Company") formerly known as Labtec Enterprises, Inc., and THE KB MEZZANINE FUND II, L.P., a Delaware limited partnership (the "Holder").

                                    Recitals
                                    --------

         The Company and the Holder are parties to a certain Purchase Agreement, dated October 7, 1997 (as currently in effect, the "Existing Purchase Agreement"), pursuant to which, among other things, the Company originally issued its Senior Subordinated Notes due October 1, 2005 in an aggregate principal amount of $6,000,000 to Holder. As of August 20, 1999, the Company, together with certain of its affiliates, entered into a certain Credit Agreement with certain lenders, including The Chase Manhattan Bank, as agent thereunder. As an inducement to such lenders and such agent to enter into such Credit Agreement, the Company and the Holder entered into a certain letter agreement, dated August 20, 1999, with said agent whereby, among other things, the Company and the Holder agreed to amend certain provisions of the Existing Purchase Agreement in accordance with the provisions of said letter agreement.

         The parties hereto are entering into this Amendment in order to approve, reflect and implement the foregoing (among other things), all upon the terms and provisions and subject to the conditions hereinafter set forth. Capitalized terms used and not otherwise defined or amended in this Amendment have the meanings respectively assigned to them in the Existing Purchase Agreement.

                                    Agreement
                                    ---------

         In consideration of the foregoing and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby agree as follows:

     1. Definition of Purchase Agreement. The following definition is hereby inserted, in its proper alphabetical position, (a) into the Existing Purchase Agreement (as a new defined term "Agreement") and (b) into the Notes (as an amended and restated definition of the term "Purchase Agreement"):

          "That certain Purchase Agreement, dated October 7, 1997, entered into between the Company and the Purchaser, as amended by that certain Amendment to Purchase Agreement, dated as of October 25, 1999, between the Company and the Purchaser, and as the same may be further supplemented, modified, amended and restated from time to time in accordance with the terms thereof."

     2.   Acceleration of Notes. The reference in the second sentence of Section
          6.2 of the Existing Purchase Agreement to "five Business Days" shall be deleted and replaced with "sixty Business Days."

     3. Credit Agreement. The definition of "Credit Agreement" in the Existing Purchase Agreement is hereby amended to add the following additional sentences immediately after the current first sentence thereof:

          "Without limiting the generality of the foregoing, the term "Credit Agreement" also shall include the Chase Credit Agreement. For such purpose, "Chase Credit Agreement" shall mean that certain Credit Agreement, dated as of August 20, 1999, among Labtec Inc., the Company, Spacetec Corporation, Connector Resources Unlimited, Inc., the guarantors named therein, the lenders party thereto from time to time, The Chase Manhattan Bank, as Administrative and Collateral
          Agent, Newcourt Commercial Finance Corporation, as Documentation Agent, and The First National Bank of Chicago, as Syndication Agent, and their respective successors, together with the documents related thereto (including, without limitation, any guarantee agreements and security documents), in each case as originally entered into (collectively, the "Original Chase Agreement") and as such agreements may be amended (including any amendment and restatement thereof), supplemented or otherwise modified from time to time, including any agreement extending the maturity of, refinancing, replacing, refunding or otherwise restructuring (including, without limitation, increasing the amount of available borrowings thereunder or adding Subsidiaries of the Company as additional borrowers or guarantors thereunder) all or any portion of the Indebtedness under such agreement or any successor or replacement agreement and whether by the same or any other agent, lender or group of lenders."

     4. Covenants. (a) To the extent that Section 5 of the Existing Purchase Agreement contains any covenant as to which a corresponding provision was contained in the Original Chase Agreement and continues to be contained (in substance substantially similar to that contained in the Original Chase Agreement) in the Credit Agreement, and the covenant contained in the Existing Purchase Agreement is more restrictive than such corresponding provision contained in the Credit Agreement, then such more restrictive covenant is hereby modified, mutatis mutandis, to eliminate such further restriction to the extent necessary to make such covenant coextensive with such corresponding Credit Agreement covenant.

     (b) Without limiting the generality of subparagraph (a), insofar as any qualifying covenant contained in the Credit Agreement mandates or restricts certain activities (subject to the exceptions enumerated in such Credit Agreement covenant), and such covenant has a corresponding covenant contained in Section 5 of the Existing Purchase Agreement which mandates or restricts substantially similar activities (subject to the exceptions enumerated in such Existing Purchase Agreement covenant), then, under the preceding sentence, such Existing Purchase Agreement covenant (including each of its enumerated exceptions), to the extent more restrictive in any respect, automatically would be modified so as to permit the activities permitted under such corresponding Credit Agreement covenant.

     (c) If any exception enumerated in any such Credit Agreement covenant is modified to be less restrictive than the exception contained in the Original Chase Agreement, that new modification will not further relax (by operation of this Paragraph 4) the corresponding Existing Purchase Agreement covenant (including each of its enumerated exceptions). Instead, the original modification (implemented by operation of subparagraph (b) above) would continue to apply to such Existing Purchase Agreement covenant.

     (d) It is understood and agreed that all such automatic modifications to Existing Purchase Agreement covenants effected pursuant to this Paragraph 4 shall cease to apply upon the repayment in full of the Credit Agreement.

     5. Section 7 Subordination Provision Not Affected. Notwithstanding the generality of Paragraph 4 of this Amendment, said Paragraph is not intended to effect any modification to: (a) Section 7 of the Existing Purchase Agreement (pertaining to subordination); or (b) the definition of "Senior Debt" set forth in the Existing Purchase Agreement, including (without limitation) any dollar limitations contained within such definition.

     6. Cash Equivalents. It is understood and agreed that, in determining whether all Obligations in respect of Senior Debt have been paid in full for purposes of Section 7 of the Purchase Agreement, any such payment made through the use of Cash Equivalents shall be credited net of any loss incurred upon the liquidation of such Cash Equivalents.

     7. Representations and Warranties. The Holder hereby represents and warrants that: (i) the Holder is the sole holder of the Notes; (ii) Equinox Investment Partners, L.L.C. is authorized to execute this Amendment on behalf of the Holder as the general partner of the general partner of the Holder; and (iii) this Amendment constitutes the legal, valid and binding obligation of the Holder, and is enforceable against the Holder in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting creditors' rights generally and court decisions with respect thereto and the availability of equitable remedies.

     8. Counterparts. This Amendment may be signed in two or more counterpart copies of the entire document or of signature pages to the document, each of which may be executed by one or more of the parties hereto, but all of which, when taken together, shall constitute a single agreement binding upon all of the parties hereto.

     9. Governing Law, Etc. This Amendment shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York. The provisions of Section 9 of the Existing Purchase Agreement equally shall apply to this Amendment.

     10. Agreement to Continue as Amended. The Existing Purchase Agreement, as supplemented, modified and amended by this Amendment, shall remain and continue in full force and effect from and after the date hereof.

     11. Further Assurance. The Company and the Holder each shall take such further actions consistent with this Amendment as the other of them, or any third party beneficiary hereof (directly or through its agent or other representative), reasonably may require to give further effect to the purposes and intents hereof.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     12. Third Party Beneficiaries. The lenders and agents under the Chase Credit Agreement, including without limitation The Chase Manhattan Bank in its capacity as the initial agent thereunder, are express third party beneficiaries of this Amendment and shall be entitled to exercise all rights and remedies attendant thereto.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the date first written above.

                                  THE KB MEZZANINE FUND II, L.P.

                                  By:  EIP Capital Partners, L.P.,
                                       its general partner

                                       By:  Equinox Investment Partners, L.L.C.,
                                            its general partner

                                                  /s/ Jonathan Stearns
                                            By:________________________________
                                               Name:  Jonathan Stearns, its
                                                      Member Manager and
                                                      Managing Director


                                  LABTEC  CORPORATION  (f/k/a
                                  Labtec Enterprises, Inc.)

                                         /s/ Marc J. Leder
                                  By:___________________________________________
                                     Name:   Marc J. Leder
                                     Title:


ACKNOWLEDGED & AGREED:

THE CHASE MANHATTAN BANK, as Agent

          /s/ Carol Edkins
By:____________________________________
   Name:   Carol Edkins
   Title:  Vice President