Form 10-Q
period 1999-12-31
LABTEC INC /MA
filed 2000-02-15
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.



|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-27302

                                   LABTEC INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                04-3116697
         -------------------------------                  ----------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

1499 S.E. Tech Center Place, Suite 350, Vancouver, WA                98683
-----------------------------------------------------                -----
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

                       Yes      |X|               No       |_|

There were 4,024,118 shares of Common Stock outstanding at February 9, 2000.


                                   LABTEC INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                               Page
------------------------------                                                                               ----
         Item 1.   Financial Statements

                   Consolidated Balance Sheet as of December 31, 1999 (unaudited)
                           and March 31, 1999.................................................................3

                   Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended December 31, 1999 and 1998............................4

                   Consolidated Statement of Cash Flows (unaudited) for the nine month periods ended December 31, 1999 and 1998...........................................5

                   Notes to Financial Statements (unaudited)..................................................6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations..........................................10

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................15

PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders.......................................16

         Item 6.   Exhibits and Reports on Form 8-K..........................................................17

                   Signatures................................................................................21

         PART I. - FINANCIAL INFORMATION


                                   LABTEC INC.
                           CONSOLIDATED BALANCE SHEET

                              ASSETS                                    DECEMBER 31, 1999         MARCH 31, 1999
                              ------                                    -----------------         --------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash...........................................................          $  829,654            $  768,150
   Accounts receivable, net.......................................          23,417,378            17,889,858
   Interest and other receivables.................................              67,577               211,468
   Income tax receivable..........................................             432,160               594,973
   Inventories....................................................          11,517,775            10,661,758
   Prepaid expenses...............................................             193,655               160,523
   Current deferred income taxes..................................             981,826               829,713
                                                                         -------------          ------------
      TOTAL CURRENT ASSETS........................................          37,440,025            31,116,443

Property and equipment, net.......................................           2,329,637             2,329,880
Noncurrent deferred income taxes..................................           1,938,489             1,892,850
Debt issuance costs...............................................           2,386,760             1,983,637
Other noncurrent assets...........................................             301,302               253,535
Goodwill, net.....................................................          18,569,624             9,392,044
                                                                         -------------          ------------
                                                                            62,965,837         $  46,968,389
                                                                         =============          ============
          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Line of credit.................................................         $ 9,202,248           $ 4,000,000
   Current portion of long-term debt..............................           2,850,000                   ---
   Accounts payable...............................................          10,954,608             8,491,828
   Accrued payroll and benefits...................................           1,294,230             1,588,855
   Accrued interest...............................................             211,124               223,214
   Other accrued expenses.........................................           1,415,887             1,877,365
                                                                         -------------          ------------
      TOTAL CURRENT LIABILITIES...................................          25,928,097            16,181,262

Long-term debt...................................................           29,488,519            26,086,184
                                                                         -------------          ------------
                                                                            55,416,616            42,267,446
                                                                         -------------          ------------

Commitments and contingencies....................................                  ---                   ---

SHAREHOLDERS' EQUITY (DEFICIT):
Common  stock,  par  value  $.01,  25,000,000  shares  authorized,
4,010,291 and 3,451,799  shares issued and outstanding at December
31, 1999 and March 31, 1999, respectively.........................              40,103                34,518
   Additional paid-in capital.....................................          23,806,200            20,585,770
   Stock subscription receivable..................................             (16,836)              (25,688)
   Accumulated deficit............................................         (16,233,112)          (15,864,166)
   Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment..........             (47,134)              (29,491)
                                                                         -------------          ------------
                                                                             7,549,221             4,700,943
                                                                         -------------          ------------
                                                                         $  62,965,837         $  46,968,389
                                                                          ============          ============


    The accompanying notes are an integral part of these financial statements


                                   LABTEC INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED      THREE MONTHS ENDED     NINE MONTHS ENDED     NINE MONTHS ENDED
                                             DECEMBER 31, 1999       DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 1998
                                             -----------------       -----------------     -----------------     -----------------

Net sales                                          $27,379,209             $18,230,942           $64,565,793           $47,759,132

Cost of sales                                       16,526,223              12,017,438            38,801,997            30,406,712
                                          --------------------------------------------- -------------------------------------------

Gross profit                                        10,852,986               6,213,504            25,763,796            17,352,420
                                          --------------------------------------------- -------------------------------------------

Operating expenses:
  Selling and marketing                              4,755,428               4,299,396            12,028,631            10,750,929
  General and administrative                         1,620,249               1,090,840             3,954,743             4,281,918
  Research and development                             633,201                 304,882             1,706,117             1,160,360
  Depreciation                                         427,280                 376,224             1,185,999             1,059,763
  Amortization of goodwill                             682,362                 441,881             2,611,399             1,325,643
  Amortization of noncompete agreement                     ---                  90,450                   ---               271,350
                                          --------------------------------------------- -------------------------------------------

                                                     8,118,520               6,603,673            21,486,889            18,849,963
                                          --------------------------------------------- -------------------------------------------

Income (loss) from operations                        2,734,466               (390,169)             4,276,907           (1,497,543)
  Interest expense, net                              1,178,971                 870,191             2,941,876             2,634,927
  Other nonoperating (income) expense                    3,127                (17,945)                62,335              (33,576)
                                          --------------------------------------------- -------------------------------------------

Total other income (expense)                         1,182,098                 852,246             3,004,211             2,601,351
                                          --------------------------------------------- -------------------------------------------

Income (loss) before income taxes                    1,552,368             (1,242,415)             1,272,696           (4,098,894)

Provision (benefit) for income taxes                   370,608               (209,585)               626,092             (932,472)
                                          --------------------------------------------- -------------------------------------------

Net income (loss) before extraordinary
items                                                1,181,760             (1,032,830)               646,604           (3,166,422)

Extraordinary loss on extinguishment of
debt, less applicable income tax benefit
of $677,033                                                ---                     ---           (1,015,550)                   ---
                                          --------------------------------------------- -------------------------------------------

Net income (loss)                                   $1,181,760            $(1,032,830)            $(368,946)          $(3,166,422)
                                          ============================================= ===========================================

Weighted average shares outstanding
     Basic                                           3,751,100               1,770,000             3,575,354             1,770,000
     Diluted                                         3,790,163               1,770,000             3,575,354             1,770,000

Net income (loss) per share before
extraordinary loss
     Basic                                               $0.32                 $(0.58)                 $0.18               $(1.79)
                                          ============================================= ===========================================
     Diluted                                             $0.31                 $(0.58)                 $0.18               $(1.79)
                                          ============================================= ===========================================

Net income (loss) per share
     Basic                                               $0.32                 $(0.58)               $(0.10)               $(1.79)
                                          ============================================= ===========================================
     Diluted                                             $0.31                 $(0.58)               $(0.10)               $(1.79)
                                          ============================================= ===========================================

Comprehensive income (loss):
  Net income (loss)                                 $1,181,760            $(1,032,830)            $(368,946)          $(3,166,422)
  Change in cumulative
    translation adjustment                             (7,988)                     ---              (17,643)                   ---
                                          --------------------------------------------- -------------------------------------------
Comprehensive income (loss)                         $1,173,772            $(1,032,830)            $(386,589)          $(3,166,422)
                                          ============================================= ===========================================

    The accompanying notes are an integral part of these financial statements


                                   LABTEC INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                                     1999                  1998
                                                                                                     ----                  ----
        CASH FLOW FROM OPERATING ACTIVITIES:
          Net loss                                                                              $(368,946)          $(3,166,422)
          Adjustments to reconcile net loss to net cash
            provided by operating activities:
              Depreciation                                                                      1,185,999             1,059,763
              Amortization of goodwill                                                          2,611,399             1,325,643
              Amortization of noncompete agreement                                                    ---               271,350
              Amortization of debt issuance costs                                                 329,662               266,052
              Change in deferred income taxes                                                      12,914             (881,166)
              Compensation expense on common stock                                                    ---               802,660
                  sold to management
              Compensation expense on stock options                                                   ---                 2,264
                   granted
              Write-off of debt issuance costs                                                  1,692,583                   ---
          Changes in current assets and liabilities, net
                   of effects of acquisitions:
              Accounts receivable                                                              (3,182,115)           (3,032,682)
              Interest and other receivables                                                      143,891                15,078
              Income taxes receivable                                                             162,813                   ---
              Inventories                                                                       1,363,389             1,010,949
              Prepaid expenses                                                                    (24,955)                  ---
              Accounts payable                                                                  1,008,567             5,034,441
              Income taxes payable                                                               (448,658)             (262,084)
              Accrued payroll, benefits and other expenses                                     (1,333,968)            1,283,251
              Accrued interest                                                                    (12,090)              (47,000)

                                                                                  ----------------------------------------------
        Net cash provided by operating activities                                               3,140,485             3,682,097
                                                                                  ----------------------------------------------


        CASH FLOW FROM INVESTING ACTIVITIES:
          Capital expenditures                                                                  (992,153)           (1,112,495)
          Other assets                                                                           (57,500)                 2,189
          Costs associated with purchase of CRU                                              (13,900,990)                   ---

                                                                                  ----------------------------------------------
        Net cash used for investing activities                                               (14,950,643)           (1,110,306)
                                                                                  ----------------------------------------------


        CASH FLOW FROM FINANCING ACTIVITIES:
          Net increase (decrease) in short-term credit                                          5,202,248           (2,500,000)
              facility
          Proceeds from issuance of long-term debt                                             28,500,000                   ---
          Repayment of long-term debt                                                         (20,276,425)             (348,603)
          Debt issuance costs                                                                  (2,419,399)              (19,917)
          Proceeds from exercise of stock options                                                  27,796                   ---
          Proceeds from issuance of common stock                                                1,000,000               111,383
          Payments on common stock subscription                                                     8,852                86,972
          Repurchase and cancellation of common                                                  (153,769)             (60,547)
              stock

                                                                                  ----------------------------------------------
        Net cash provided by (used for) financing activities                                   11,889,303           (2,730,712)
                                                                                  ----------------------------------------------

        Effect of foreign currency on cash                                                        (17,641)                  ---

        Net increase (decrease) in cash                                                            61,504              (158,921)

        Cash at beginning of period                                                               768,150               988,417
                                                                                  ----------------------------------------------

        Cash at end of period                                                                    $829,654              $829,496
                                                                                  ==============================================


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

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,540,554 and $1,443,143 at December 31, 1999 and March 31, 1999,
respectively. At December 31, 1999 and March 31, 1999, 10% and 18%, respectively, of receivables were from one customer.

3.     Inventories

Inventories represent product manufactured for the Company by foreign factories subcontracted by the Company. Of total inventories, $712,527 and $2,169,918 was in transit at December 31, 1999 and March 31, 1999, respectively. During March 1999, the Company began taking title upon receipt of product and prior to that the Company took title upon shipment from Asia.

4.     Property and Equipment

Property and equipment consists of the following:

                                     December 31, 1999       March 31, 1999
                                     -----------------       --------------
Leasehold improvements                   $   255,512            $   238,948
Tooling and molds                          2,429,639              2,328,602
Furniture and equipment                    2,356,102              1,878,998
Retail displays                            2,117,966              1,526,915
                                        ------------           ------------
                                           7,159,219              5,973,463
Less: accumulated depreciation            (4,829,582)            (3,643,583)
                                        ------------           ------------
                                         $ 2,329,637            $ 2,329,880
                                         ===========            ===========


5.     Stock

On December 1, 1999 the Company completed a one-for-two reverse stock split of its common stock.

                                   LABTEC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Subsequent to the reverse stock split, one of the Company's subordinate debt holders converted $1,500,000 principal amount of its Senior Subordinated Note due October 1, 2005 for 262,237 shares of common stock. Also, the Company's majority shareholder converted $824,062 of the Unsecured Subordinated Promissory Note due February 17, 2005 and $27,926 of accrued interest for 148,949 shares of common stock.

6.     Earnings Per Share

Net loss per share on a diluted basis is based on the weighted average number of shares of common and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the three and nine months ended December 31, 1998 and for the nine months ended December 31, 1999, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding. For the three and nine months ended December 31, 1999 the dilutive impact of stock options are included in the computation of income per share before extraordinary loss and net income per share in accordance with FAS 128. On December 1, 1999 the Company had a one-for-two reverse stock split. The weighted average shares outstanding in 1998 have been adjusted to reflect the reverse split.

Weighted average shares outstanding consist of the following:


                                                          For the Three Months Ended        For the Nine Months Ended
                                                                 December 31,                     December 31,
                                                                 ------------                     ------------
                                                             1999             1998            1999            1998
                                                             ----             ----            ----            ----
Weighted average shares outstanding (basic)               3,751,100         1,770,000       3,575,354       1,770,000
Effect of dilutive stock options                             39,063                 0               0               0
                                                          ---------         ---------       ---------       ---------
Weighted average shares outstanding (diluted)             3,790,163         1,770,000       3,575,354       1,770,000
                                                          =========         =========       =========       =========


7.     Purchase of Connector Resources Unlimited, Inc.

On August 20, 1999, Labtec, Inc. ("Labtec") completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"). As a result, Labtec acquired all the outstanding shares of CRU for approximately $13,145,956 in cash and $1,500,000 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000,000 credit facility with a lender and also sold 312,500 shares of common stock for $1,000,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest totaling $23,400,000, to pay debt issuance costs and loan fees on the new credit facility, to pay for certain acquisition costs related to the purchase of CRU and to fund the purchase of CRU. CRU designs, develops and markets computer peripheral products principally in North America. The acquisition was accounted for as a purchase and therefore the operations of CRU have been included with those of the Company since August 20, 1999.

                                   LABTEC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

Purchase price                                                  $14,645,956
Fair value of tangible assets acquired                           (5,337,712)
Liabilities  assumed                                              2,098,202
Direct costs of  acquisition                                        755,034
                                                                -----------
Excess of purchase price over fair value of tangible assets     $12,161,480
                                                                ===========

The excess of the purchase price over fair value of tangible assets acquired is being amortized over an estimated useful life of twenty years.

The following unaudited pro forma information presents the results of the Company's operations assuming the CRU acquisition occurred at the beginning of the respective nine-month periods, after giving effect to adjustments for amortization of goodwill, estimated increase in interest expense and the estimated impact on the income tax provision.


                                                      Three Months Ended                   Nine Months Ended
                                                         December 31,                        December 31,
                                                         ------------                        ------------
                                                    1999              1998              1999              1998
                                                    ----              ----              ----              ----
                                                         (unaudited)                          (unaudited)
Net sales                                         $27,379,209       $21,079,110       $70,474,881       $56,926,310
Net income (loss)
  before extraordinary item                         1,181,760        (1,232,153)          574,522        (3,865,791)
Net income (loss)
  per share before extraordinary item:
Basic                                                    .32              (.64)              .15             (2.01)
Diluted                                                  .31              (.64)              .15             (2.01)

The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the CRU acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results. The unaudited pro forma information should be read in conjunction with the current report of the Company on Form 8-K dated August 20, 1999 and the current report of the Company on Form 8-K/A filed November 2, 1999.

8.     Borrowings

In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500,000 revolving line of credit and $19,250,000 long-term loan with funds obtained from a $27,000,000 long-term loan and a $16,000,000 revolving line of credit with other lenders. Also, a $1,500,000 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishment of debt. At December 31, 1999 the long-term loans and a portion of the revolving line of credit were accruing interest at LIBOR plus 3.25-3.50% and the remaining portion of the revolving line of credit was accruing interest at the prime rate plus 1.75%. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At December 31, 1999, the amount of debt subject to the fixed rate was $13,150,000, for which the rate was 9.69%. The bank line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit and promissory note were $2,419,399 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         On August 20, 1999, Labtec, Inc. ("Labtec") completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"). As a result, Labtec acquired all the outstanding shares of CRU for approximately $13,145,956 in cash and $1,500,000 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000,000 credit facility with a bank and also sold 312,500 shares of common stock for $1,000,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest of $23,400,000, to pay issuance costs and loan fees on the new credit facility, to pay for certain acquisition costs related to the purchase of CRU and to fund the purchase of CRU. CRU designs, develops and markets computer peripheral products principally in North America.

Three and Nine Months Ended December 31, 1999 and December 31, 1998

         Net sales were $27,379,209 for the three months ended December 31, 1999 compared to $18,230,942 for the three months ended December 31, 1998 and $64,565,793 for the nine months ended December 31, 1999 compared to $47,759,132 for the nine months ended December 31, 1998.

                      Three Months Ended               Nine Months Ended
                         December 31,                     December 31,
                         ------------                     ------------
                   (in thousands, except %)         (in thousands, except %)
                 1999     1998    %Change          1999     1998    %Change
                 ----     ----    -------          ----     ----    -------
Net Sales       $27,379  $18,231     50%          $64,566  $47,759     35%

         The increase in net sales over the periods was primarily due to the increase in sales for the Company's PC Voice Access line of products and the addition of sales from the 3D motion control line of products and data storage products.

COST OF SALES

                              Three Months Ended                  Nine Months Ended
                                 December 31,                        December 31,
                                 ------------                        ------------
                           (in thousands, except %)            (in thousands, except %)
                         1999      1998     %Change           1999      1998     %Change
                         ----      ----     -------           ----      ----     -------
Cost of Sales           $16,526   $12,017      37%           $38,802   $30,407      28%
As a % of Net Sales        60.4%     65.9%                      60.1%     63.7%


         Cost of sales increased for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 primarily as a result of higher net sales. Cost of sales as a percentage of net sales decreased for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 primarily as a result of the change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (voice access and personal audio), as well as the addition of the 3D controller in 1999 which has higher gross margin.

RESEARCH AND DEVELOPMENT

                                       Three Months Ended                    Nine Months Ended
                                          December 31,                          December 31,
                                          ------------                          ------------
                                    (in thousands, except %)              (in thousands, except %)
                                  1999        1998       %Change       1999         1998       %Change
                                  ----        ----       -------       ----         ----       -------
Research & Development             $ 633       $ 305       108%       $ 1,706      $ 1,160        47%
As a % of Net Sales                  2.3%        1.7%                     2.6%         2.4%

         Research and development expenses increased over the periods primarily due to the increased investment in the development of new speakers and voice access products and the enhancement of current products. Also, the dollar increase reflects the increased hiring of employees working in research and development.

SELLING AND MARKETING


                                       Three Months Ended                          Nine Months Ended
                                          December 31,                                December 31,
                                          ------------                                ------------
                                    (in thousands, except %)                    (in thousands, except %)
                                  1999        1998       %Change             1999         1998       %Change
                                  ----        ----       -------             ----         ----       -------
Selling and Marketing             $4,755      $4,299        11%             $12,029      $10,751        12%
As a % of Net Sales                 17.4%       23.6%                          18.6%        22.5%

         Selling and marketing expenses increased in dollar amount in the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 primarily as a result of additional sales personnel, higher travel costs to support the increased sales volume, increased variable costs related to the increased sale volume and increased marketing efforts in the North American retail portion of the business to maintain market share in this very competitive market. Selling and marketing expenses as a percentage of net sales decreased for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 primarily because a portion of selling and marketing expenses are fixed in nature.

GENERAL AND ADMINISTRATIVE


                                       Three Months Ended                   Nine Months Ended
                                          December 31,                         December 31,
                                          ------------                         ------------
                                    (in thousands, except %)             (in thousands, except %)
                                  1999        1998       %Change      1999         1998       %Change
                                  ----        ----       -------      ----         ----       -------
General & Administrative          $1,620      $1,091        48%       $3,955       $4,282        (7%)
As a % of Net Sales                  5.9%        6.0%                    6.1%         9.0%

         General and administrative expenses, which include the Company's corporate finance, human resources and administrative functions, increased in dollar amount in the three months ended December 31, 1999 compared to the three months ended December 31, 1998 primarily due to additional administrative personnel and increased rent due to adding warehouse space to support the increased sales volume. The dollar amount decreased in the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998 due to severance costs related to the termination of one Company officer in 1998. As a percentage of net sales, general and administrative expenses decreased for the nine months ended December 31, 1999 compared to the same period ended December 31, 1998. The decrease as a percentage of net sales is due primarily to compensation expense on common stock sold to management recorded during the period in 1998.

DEPRECIATION

                                       Three Months Ended                          Nine Months Ended
                                          December 31,                                December 31,
                                          ------------                                ------------
                                    (in thousands, except %)                    (in thousands, except %)
                                  1999        1998       %Change             1999         1998       %Change
                                  ----        ----       -------             ----         ----       -------
Depreciation                       $ 427        $376        14%              $1,186       $1,060        12%
As a % of Net Sales                  1.6%        2.1%                           1.8%         2.2%

         Depreciation dollar amounts increased for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 as the result of increased capital expenditures for computer equipment, retail displays and tooling and molds for new products being developed. As a percentage of net sales depreciation decreased primarily due to the increase in net sales.

AMORTIZATION


                                       Three Months Ended                          Nine Months Ended
                                          December 31,                                December 31,
                                          ------------                                ------------
                                    (in thousands, except %)                    (in thousands, except %)
                                  1999        1998       %Change             1999         1998       %Change
                                  ----        ----       -------             ----         ----       -------
Amortization                        $682        $532        28%              $2,611       $1,597        63%
As a % of Net Sales                  2.5%        2.9%                           4.0%         3.4%


         Goodwill (the purchase price paid for Spacetec and Connector Resources Unlimited in excess of the fair value of net tangible assets) is being amortized over three (3) years for Spacetec and twenty (20) years for CRU, which resulted in an increase in the dollar amount and as a percentage of net sales for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998, since the CRU acquisition took place in 1999.

INTEREST EXPENSE, NET


                                       Three Months Ended                          Nine Months Ended
                                          December 31,                                December 31,
                                          ------------                                ------------
                                    (in thousands, except %)                    (in thousands, except %)
                                  1999        1998       %Change             1999         1998       %Change
                                  ----        ----       -------             ----         ----       -------
Interest Expense                  $1,179        $870        36%              $2,942       $2,635        12%
As a % of Net Sales                  4.3%        4.8%                           4.6%         5.5%


         Net interest expense increased for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998 as the result of the Company refinancing and increasing its debt in conjunction with the purchase of CRU. Net interest expense as a percentage of net sales decreased due to the increase in net sales.

INCOME TAXES

         The percentage and dollar amount increase in the income tax provision for the three and nine months ended December 31, 1999 compared to 1998 is primarily due to the increase in operating income and the result of the amortization of goodwill being nondeductible for income tax purposes. During the three months ended December 31, 1999, the Company's tax provision includes a benefit of approximately $912,000 due to a reduction of the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had $829,654 in cash and cash equivalents and working capital of $11,511,928. The working capital balance decreased from March 31, 1999 primarily due to the increase in borrowing on the line of credit and increase in accounts payable which was partially offset by the increase in accounts receivable and inventory.

         Net cash provided by operating activities was $3,140,485 for the nine months ended December 31, 1999, compared to cash provided by operating activities of $3,682,097 for the nine months ended December 31, 1998. The decrease in net cash provided by operating activities in 1999 was largely due to the decreased change in accounts payable, the decrease in accrued payroll and the increase in income from operations over the prior year loss from operations.

         Net cash used for investing activities was $14,950,643 for the nine months ended December 31, 1999 compared to $1,110,306 in 1998. The increase was primarily due to the purchase of CRU in August 1999.

         Financing activities provided net cash of $11,889,303 for the nine months ended December 31, 1999, principally from the refinancing of the Company's long-term debt and revolving line of credit in conjunction with the purchase of CRU, as well as the issuance of additional common stock.

         The Company refinanced its long-term debt and short-term revolving line of credit in August 1999. Outstanding at December 31, 1999 was $26,300,000 on long-term loans, $4,500,000 in subordinated debt, $9,202,248 on the line of credit, $240,938 on a six-year promissory note that was issued to the holders of Labtec common stock outstanding just prior to the time of the merger with Spacetec and a $1,500,000 seven and one-half year promissory note issued to the prior shareholders of CRU. At December 31, 1999, the long-term loans were accruing interest at the LIBOR rate plus 3.25 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.75% and the promissory notes at 10% and 6%, respectively. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At December 31, 1999, the amount of debt subject to the fixed rate was $13,150,000, for which the rate was 9.69%.

         In December 1999 the Company completed a one-for-two reverse stock split of its common stock. Subsequent to the reverse stock split, one of the Company's subordinate debt holders converted $1,500,000 principal amount of its Senior Subordinated Note due October 1, 2005 for 262,237 shares of common stock. Also, the Company's majority shareholder converted $824,062 of the Unsecured Subordinated Promissory Note due February 17, 2005 and $27,926 of accrued interest for 148,949 shares of common stock.

         Capital expenditures were $992,153 for the nine months ended December 31, 1999. This compares to $1,112,495 for the nine months ended December 31, 1998. These capital expenditures were primarily for the purchase of computer equipment, tooling and molds and retail displays.

         The Company believes that its existing cash and revolving line of credit, together with future funds from operations, will satisfy its need for working capital and other cash requirements for at least the next twelve-month period.

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

         The Company did not experience any significant malfunctions or errors in its information or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant problems related to the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap year related problems, may occur with financial closings. The Company believes that any such problems will be minor and easily corrected. In addition, the Company could still be negatively impacted if the Year 2000 or similar issues adversely affect its customers or suppliers. Currently, the Company is not aware of any significant Year 2000 or similar problems that have arisen with its customers or suppliers.

Disclosure Regarding Private Securities Litigation Reform Act of 1995
---------------------------------------------------------------------

         From time to time, the Company, through its management, may make forward-looking public statements in press releases or other communications, such as statements concerning then-expected future revenues or earnings or concerning projected plans, performance, marketing initiatives, corporate alliances, product development and commercialization as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases or in oral statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of stockholders of the Company was held on September 15, 1999 for the purpose of: (i) approving the amendment of the Restated Articles of Organization to eliminate the Company's three classes of directors in favor of one class of directors to be elected annually and (ii) electing five directors. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

         The proposal to approve the amendment of the Restated Articles of Organization to eliminate the Company's three classes of directors in favor of one class of directors to be elected annually was approved by the following vote:

                For                         Against
                ---                         -------
             4,690,711                      50,132

         The following directors were elected by the following vote:

                                                     Votes
                                   ------------------------------------------
                                           For               Withheld
                                           ---               --------
         J. Grant Jagelman               5,341,095            51,843
         Julian Rubinstein               5,341,428            51,510
         Jonathan Stearns                5,341,428            51,510
         Joseph Pretlow                  5,341,428            51,510
         Robert G. Wick                  5,341,428            51,510

         (b) A special meeting of stockholders of the Company was held on November 24, 1999 for the purpose of approving an amendment of the Company's Restated Articles of Organization, as amended, in order to effect a one-for-two reverse split of the Company's common stock. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

         The proposal to approve the amendment of the Restated Articles of Organization, as amended, in order to effect a one-for-two reverse split of the Company's common stock was approved by the following vote:


                          For                         Against
                          ---                         -------
                       4,361,682                       4,110

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)         Exhibits:


Number    Description of Exhibit                           Method of Filing
------    ----------------------                           ----------------
3.1       Restated Articles of Organization                Incorporated  by  reference to Exhibit 3.1 to the
                                                           Company's  Annual  Report  on Form  10-K  for the
                                                           fiscal  year ended March 31, 1999 (the "1999 Form
                                                           10-K")
3.2       Articles of Amendment                            Incorporated  by  reference to Exhibit 3.2 to the
                                                           1999 Form 10-K
3.3       Articles of Amendment                            Incorporated  by  reference to Exhibit 3.3 to the
                                                           Form  10-Q  for  the   quarterly   period   ended
                                                           September 30, 1999
3.4       Articles of Amendment                            Filed herewith
3.5       Amended and Restated By-Laws of the Company      Incorporated  by  reference to Exhibit 3.3 to the
                                                           1999 Form 10-K
4.1       Specimen   certificate  for  shares  of  common  Incorporated  by  reference to Exhibit 4.1 to the
          stock of the Company                             1999 Form 10-K
10.1      Labtec Inc.  Amended and Restated 1997 Employee  Incorporated  by reference to Exhibit 10.1 to the
          Stock Option Plan                                1999 Form 10-K
10.2      1997  Employee   Stock  Option  Plan  -  Option  Incorporated  by reference to Exhibit 10.2 to the
          Certificate and Agreement                        1999 Form 10-K
10.3      Amended  and  Restated  1997   Employee   Stock  Incorporated  by reference to Exhibit 10.3 to the
          Option Plan - Option Certificate and Agreement   1999 Form 10-K
10.4      Amended and Restated Stock Option Plan           Incorporated  by reference to Exhibit 10.1 to the
                                                           Company's  Registration  Statement  on  Form  S-1
                                                           (Commission     File    No.     33-98064)    (the
                                                           "Registration Statement")
10.5      Amended  and  Restated  1995   Director   Stock  Incorporated  by reference to Exhibit 10.2 to the
          Option Plan                                      Company's  Annual  Report  on Form  10-K  for the
                                                           fiscal year ended March 31, 1997
10.6      1995 Employee Stock Purchase Plan                Incorporated  by reference to Exhibit 10.3 to the
                                                           Registration Statement


Number    Description of Exhibit                           Method of Filing
------    ----------------------                           ----------------
10.7      Amended  and  Restated  Agreement  and  Plan of  Incorporated  by  reference to Exhibit 2.1 to the
          Merger  among  Spacetec IMC  Corporation,  SIMC  Company's   Current  Report  on  Form  8-K  dated
          Acquisition  Corporation and Labtec Inc., dated  October  21,   1998  (date  of   earliest   event
          as of October 2, 1998,  as amended and restated  reported)  filed  with the  Commission  (File No.
          as of November 13, 1998                          0-27302) on November 17, 1998
10.8      Spacetec     IMC     Corporation      Unsecured  Incorporated  by reference to Exhibit 10.8 to the
          Subordinated  Promissory  Note  for  $1,065,000  1999 Form 10-K
          dated February 17, 1999
10.9      Stock  Purchase  Agreement,  dated as of August  Incorporated  by  reference to Exhibit 2.1 to the
          4, 1999,  among the Purchaser,  the Company and  Company's   Current  Report  on  Form  8-K  dated
          each   of   the   stockholders   of   Connector  August   20,   1999  (date  of   earliest   event
          Resources Unlimited, Inc.                        reported)  filed  with the  Commission  (File No.
                                                           0-27302)  on  September  2, 1999 (the  "1999 Form
                                                           8-K")
10.10     Promissory  Note,  dated as of August 20, 1999,  Incorporated  by  reference to Exhibit 2.2 to the issued  by the  Company  and  payable  to  Carl  1999 Form 8-K
          Gromada,  as  collection  agent for each of the
          stockholders of Connector Resources  Unlimited,
          Inc.
10.11     Form of  Credit  Agreement,  dated as of August  Incorporated  by  reference  to Exhibit  10.11 to
          20,   1999,   among  the  Company  and  certain  the Form  10-Q  for the  quarterly  period  ended
          subsidiaries,   various   guarantors,   various  September 30, 1999
          lending  institutions  and The Chase  Manhattan
          Bank, as agent
10.12     Recapitalization  Agreement  and Plan of Merger  Incorporated  by  reference  to Exhibit  10.12 to
          between  Speaker   Acquisition  Corp.  and  LEI  the 1999 Form 10-K
          Holdings, Inc., dated as of August 26, 1997
10.13     Lease Agreement,  dated April 24, 1997, between  Incorporated  by  reference  to Exhibit  10.13 to
          Pacific  Realty  Associates,  L.P.,  and Labtec  the 1999 Form 10-K
          Enterprises, Inc.
10.14     Lease   Agreement,   dated  February  4,  1998,  Incorporated  by  reference  to Exhibit  10.14 to
          between  Columbia  Tech  Center,   L.L.C.,  and  the 1999 Form 10-K
          Labtec Inc.
10.15     Labtec Enterprises,  Inc. $6,000,000  Principal  Incorporated  by  reference  to Exhibit  10.16 to
          Amount of Senior  Subordinated Notes and 50,000  the 1999 Form 10-K
          Shares  of  Common  Stock  Purchase  Agreement,
          dated October 7, 1997



Number    Description of Exhibit                           Method of Filing
------    ----------------------                           ----------------
10.16     Amendment  to Purchase  Agreement,  dated as of  Incorporated  by  reference  to Exhibit  10.17 to
          October  25,  1999 and  effective  as of August  the Form  10-Q  for the  quarterly  period  ended
          20, 1999,  between Labtec  Corporation  and The  September 30, 1999
          KB Mezzanine Fund II, L.P.
10.17     Recognition,   Non-Disturbance   and   Attorney  Incorporated  by reference to Exhibit 10.5 to the
          Agreement,  dated  December 26,  1995,  between  1996 Form 10-K the Company  and  Historic  Boott Mill  Limited
          Partnership
10.18     Royalty Agreement,  dated May 29, 1991, between  Incorporated  by reference to Exhibit 10.6 to the
          the Company and John A. Hilton                   Registration Statement
10.19     Resale  Agreement,  dated  as of May  1,  1991,  Incorporated  by reference to Exhibit 10.8 to the
          between  the  Company   and   Electronic   Data  Registration  Statement.   See  also  footnote  1
          Systems    Corporation    (as   successors   to  below.
          McDonnell Douglas  Corporation),  as amended by
          Amendment  No. 1 dated  December 23, 1993,  and
          Amendment No. 2 dated October 6, 1994
10.20     Distribution  and  Marketing  Agreement,  dated  Incorporated  by reference to Exhibit 10.9 to the
          April  28,   1994,   between  the  Company  and  Registration  Statement.   See  also  footnote  1
          Sumisho Electronic Devices Corporation           below.
10.21     Form   of   Confidentiality    and   Inventions  Incorporated  by  reference  to Exhibit  10.11 to
          Agreement between the Company and its employees  the Registration Statement.
10.22     Form of  Non-Disclosure  Agreement  between the  Incorporated  by  reference  to Exhibit  10.12 to
          Company and its consultants                      the Registration Statement.
10.23     Severance  Agreement,  dated  March  18,  1998,  Incorporated  by  reference  to Exhibit  10.15 to
          between the Company and Dennis T. Gain           the Company's  Annual Report on Form 10-K for the
                                                           fiscal year ended March 31, 1998
10.24     Employment  Agreement,   dated  June  1,  1998,  Incorporated  by  reference  to Exhibit  10.24 to
          between the Company and Gregory Jones            the 1999 Form 10-K
27.1      Financial Data Schedule                          Filed herewith

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

         On December 1, 1999, the Company filed a Current Report on Form 8-K relating to Item 5, Other Events, in connection with the conversion of a portion of outstanding debt into equity for the purpose of complying with Nasdaq listing requirements.

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


                                     LABTEC INC.


Dated:  February 11, 2000            By:/s/ Marc J. Leder
                                        ---------------------------------------
                                        Marc J. Leder
                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                             Description
--------------                             -----------
3.1                                        Restated Articles of Organization

3.2                                        Articles of Amendment

3.3                                        Articles of Amendment

3.4                                        Articles of Amendment

3.5                                        Amended and Restated By-Laws of the Company

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

10.10                                      Promissory Note, dated as of August 20, 1999,  issued by
                                           the Company and payable to Carl  Gromada,  as  collection
                                           agent for each of the stockholders of Connector Resources
                                           Unlimited, Inc.



Exhibit Number                             Description
--------------                             -----------
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

10.12                                      Recapitalization  Agreement  and  Plan  of  Merger  between
                                           Speaker Acquisition  Corp.  and LEI Holdings,  Inc.,  dated as of August 26, 1997

10.13                                      Lease  Agreement, dated April 24, 1997,  between Pacific
                                           Realty Associates,  L.P.,  and Labtec Enterprises, Inc.

10.14                                      Lease  Agreement,  dated  February 4, 1998,  between
                                           Columbia  Tech Center, L.L.C., and Labtec Inc.

10.15                                      Labtec  Enterprises,  Inc.  $6,000,000  Principal  Amount
                                           of Senior Subordinated Notes and 50,000 Shares of Common
                                           Stock Purchase Agreement, dated October 7, 1997

10.16                                      Amendment to Purchase  Agreement,  dated as of October,
                                           25,  1999 and effective as of August 20, 1999, between
                                           Labtec Corporation and The KB Mezzanine Fund II, L.P.

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

10.20                                      Distribution and Marketing Agreement,  dated April 28,
                                           1994, between the Company and Sumisho Electronic
                                           Devices Corporation

10.21                                      Form of Confidentiality and Inventions   Agreement  between
                                           the Company and its employees

10.22                                      Form  of  Non-Disclosure Agreement  between  the  Company
                                           and  its consultants



Exhibit Number                             Description
--------------                             -----------
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