Form 10-K
period 2000-03-31
LABTEC INC /MA
filed 2000-06-29
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000


o TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission File No. 0-27302
                                               -------

                                   LABTEC INC.
             (Exact name of Registrant as specified in its charter)

    Massachusetts                                               04-3116697
---------------------                                         --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1499 Southeast Tech Center Drive, Suite 350, Vancouver, WA       98683
----------------------------------------------------------       -----
        (Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code:  (360) 896-2000
                                                     --------------

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X    No ____
                                            -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year:  $90,512,495.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System, of Common Stock held by non-affiliates of the Registrant as of June 21, 2000 was approximately $38,366,182.

There were 4,013,199 shares of Common Stock outstanding as of June 21, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Registrant's Proxy Statement relating to its 2000 Annual Meeting
of  Shareholders,   which  is  to  be  filed  pursuant  to  Regulation  14A,  is incorporated by reference herein.

                                     PART I

Item 1.  Business.

Overview

Labtec Inc. (the "Company") was incorporated in Massachusetts in April 1991 under the name Spacetec IMC Corporation. On February 17, 1999, SIMC Acquisition Corporation ("SIMC"), a newly formed, wholly owned subsidiary of the Company incorporated in Delaware, merged with and into Labtec Corporation ("Labtec"), a Delaware corporation formed in 1994. Labtec, formerly known as Labtec Inc., was the surviving legal entity from the merger with SIMC. After the completion of the merger, the Company changed its name from Spacetec IMC Corporation to Labtec Inc. and contributed substantially all of its assets, except cash and cash equivalents, and all of its liabilities to a newly formed, wholly owned subsidiary, Spacetec Corporation, a Delaware corporation ("Spacetec").

The Company is a leading developer and marketer of high-technology peripheral products and accessories for computing, communications, and entertainment. The Company offers an array of proprietary products, including personal computer ("PC") speakers and subwoofers; PC Voice Access(TM) headsets and accessories, and microphones; personal audio headphone and earphone products; and 3D motion controllers. On August 20, 1999, the Company completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"), a California corporation which develops, markets, and sells computer data storage products for secure computer systems and networks.

The Company's strategy is to offer an assortment of high-technology products based on proprietary technology through multiple channels of distribution. The Company currently sells to numerous retailers (e.g., Best Buy, CompUSA, Dixons, Fry's Electronics, Media Mart, Musicland, Office Depot, Sears, Staples, Target, Vobis, and Wal-Mart), master distributors (e.g., Avnet, Ingram Micro, Merisel, and Tech Data), and original equipment manufacturers ("OEMs") (e.g., ABS, Compaq, Dell, Gateway, Hewlett Packard, and IBM). The Company serves these multiple channels of distribution on a worldwide basis.

The Company maintains a leading market position in each of its product lines of PC speakers, PC Voice Access(TM) products, 3D motion controllers, and computer data storage products, and a second market position for its personal audio product line.

The Company first introduced the PC speaker in the early 1990s and continues to provide breadth of product, a recognized industry brand name, and consistent technological innovations. Management believes the Company is strongly positioned to grow this product category as the demand for speaker upgrades by PC consumers continues to grow, and as MP3 and other Internet-based music formats become increasingly popular. Through its personal audio line, the Company has also taken advantage of growing consumer trends by offering the first high-quality headphone marketed specifically for MP3 and other Internet-based music applications.

The Company was the first to commercialize PC headsets and accessories, and microphones, beginning in 1996. According to PC Data, the Company's PC Voice Access(TM) products have the leading share of the United States market, as well as a rapidly growing market share in Europe. Management believes its PC Voice Access(TM) products will continue to rapidly expand to support the increasing demand for voice-over-IP and speech recognition applications.

The Company's 3D Motion Control Division is a leading developer and marketer of controllers and related software enabling the user to manipulate three-dimensional graphical images in real-time. Unlike traditional hardware controllers such as keyboards, gamepads, mice, trackballs and joysticks, the Company's products enable the user to manipulate images as if the user were moving actual objects or moving through actual scenes in the real world. The Company's products are used in the engineering and design computer-aided design market, the consumer market, and the emerging desktop market supported by the Internet. Management believes that the need for the Company's 3D motion controllers will continue to grow as commercial markets quickly migrate from 2D to 3D workstations, and as the Internet becomes more 3D enabled.

The Company's newest line of products is its computer data storage products offered by its recently acquired subsidiary, CRU. The Company's management expects to further grow sales of the CRU product line through increased product development and greater distribution.

The Industry

The Company competes in the worldwide market for personal computer and workstation products that is estimated at approximately $200 billion by International Data Corporation ("IDC"). Personal computer shipments increased approximately 22% to 110 million units in 1999, from 90 million units in 1998, according to IDC. The workstation market increased approximately 9% in 1999 to
2.5 million units, compared to 2.3 million units in the prior year, according to IDC. Despite this growth, the home penetration rate for PCs in the United States is still far below that of many other consumer electronic items such as televisions or VCR's. Furthermore, worldwide PC penetration is substantially lower than in the United States. The Company believes that the high-technology market niches that it targets are growing at or above the overall PC and workstation industry rates.

Company Products

Within the category of PC peripheral products, the Company's product lines are broadly grouped into five types: PC speakers, PC Voice Access(TM) products, 3D motion controllers, personal audio products, and computer data storage products.

PC Speakers

In fiscal 2000, the PC speaker category represented the Company's largest product category, contributing 42.3% of its gross sales. The Company offers a line of 12 retail speaker models, ranging in suggested retail price from $19.99 to $149.99, which utilize proprietary technology such as Dynamic Bass Equalization circuitry, the industry's first Laminar Bass Flow Port, and the unique Clear Desk(TM) mounting system. Product positioning covers both entry-level and upgrade speaker segments, encompassing most addressable industry volume. The Company seeks to provide the best performing product based on sound quality, industrial design, and product features at each retail price point.

The Company believes the following industry trends should support the continued growth of the PC speaker segment: (i) shipments of new computer systems with installed multimedia capabilities, often with low-quality, inexpensive speakers;
(ii) increasing capability and demand for MP3 and other Internet-based audio; and (iii) introduction of new software titles with ever-improving audio capabilities.

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

PC Voice Access(TM)

The Company offers a complete line of headsets and accessories, and microphones sold under the Company's PC Voice Access(TM) brand name. This product line, which represented 30.5% of total gross sales in fiscal 2000, is the Company's fastest growing business segment, with sales increasing 73.6% compared with fiscal 1999. This line is designed to complement several emerging applications, including basic PC telephony (voice mail, call forwarding, etc.), voice-over-IP communications (Internet long distance), speech recognition and voice command software, gaming (multi-player interaction), and Internet-based audio (including
MP3).

The PC Voice Access(TM) line is composed of 19 retail and OEM products ranging from $9.99 to $129.99 that break into two product classes: (i) headsets with boom microphones that allow comfortable hands-free use of voice-over-IP and speech recognition applications, and (ii) PC microphones that allow for effective voice input for voice command and speech recognition software and Internet formats. An important element of this emerging industry is the need for the personal computer to clearly recognize voice input, in addition to delivering quality sound. The Company developed and utilizes Noise Canceling and Amplification Technology (NCAT(TM) and NCAT2(TM)) which improves performance (i) by focusing on direct voice input, dramatically reducing ambient background noise, and (ii) through a high output internal amplification stage, ensuring output compatibility with virtually all Soundblaster(R) standard soundcards.

3D Motion Controllers

The Company is a leading provider of hardware controllers and software for use with 3D graphical applications used on workstations, PC's, and specialized graphical and/or digital video design systems. The Company's technology and products provide simultaneous six degrees of freedom (6D) through all three possible axes of motion, thereby enabling a user to intuitively manipulate 3D images in real-time, as if the user were in the real world. The Company believes its 3D motion control technology is the most robust life-like 3D motion control user interface available commercially. This product line represented 7.7% of the Company's gross sales in fiscal 2000.

Three-dimensional graphical capability, once found only in UNIX workstations, is now widely available and used by computer-aided design engineers, architectural engineers, industrial designers, film, video and broadcast television animators, graphic artists, and video game developers. With both Microsoft and Intel promoting 3D graphical interfaces, the Company believes the use of 3D graphical capability will become increasingly available.

Personal Audio

Personal audio was the Company's first product line beginning in 1982. This innovative group of headphones and earphones provides quality audio technology and lightweight, stylish designs through 22 products ranging from $3.99 to $29.99. In the past year, the Company produced the first high-quality headphone marketed specifically for use with MP3 and other Internet-based audio. As a result, this product line grew over 36.1% in fiscal 2000 and represented 11.4% of the Company's gross sales for the year.

The Company is currently the second leading brand in the headphone and earphone market in the U.S. retail sector. Efforts are well under way to significantly refresh this line of products, including many new products with compelling designs and innovative new packaging. The line is being segmented to specifically appeal to popular customer profiles, specifically value-oriented, fashion-oriented, performance-oriented, and eAudio-oriented customers. The eAudio family of products will further last year's efforts to capitalize on the emerging market for Internet audio based on MP3 and other electronic music standards.

Computer Data Storage

In August 1999, Labtec acquired CRU, a leading supplier of computer data storage products. CRU's patented products include removable storage modules sold under the brand name DataPort(TM), external drive enclosures, Redundant Array of Independent Disks (RAID) subsystems, and associated mounting kits, cabling and hardware.

CRU's DataPort(TM) product line has an installed-base of more than 1,000,000 units, making it a default standard in this category. Patents and compatibility issues help protect this base from competitive pressures. The Company is focused on growing sales further through increased product development and greater distribution. In addition, recent events and their corresponding media coverage have amplified security concerns throughout government and industry, creating further opportunities for CRU's products with their security and mobility features.

Customers

The Company's customers consist of many of the largest retailers, master distributors, and OEM's in the United States and Europe. Because the Company's customer base is so diverse, no customer accounted for more than 10% of net sales during fiscal 2000. Ingram Micro accounted for 8.0%, 15.7%, and 14.6 % of net sales in fiscal 2000, 1999 and 1998, respectively. However, the loss of this customer or a substantial decrease in sales to such customer could have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions from the Company that could adversely affect profit margins.

Research and Development

Product development at the Company begins with understanding customers' needs and requirements. This process is typically accomplished through a combination of primary market research; solicitation of suggestions from retail, master distributor, and OEM partners; collaboration of industry partners; and internal brainstorming sessions to anticipate future needs. In addition, technology developments and the competitive environment are key inputs to the Company's development efforts.

Throughout the development process, the Company involves internal engineers, outside consultants, and its contract manufacturers to minimize the time to market and to maximize the probability of a successful product. The product development process can last up to 12 months for a brand new product, whereas a derivative can take as little as three months.

Industrial, mechanical, electrical, and acoustical design is managed by the Company's in-house engineering team in Vancouver, WA. The Company's software and firmware engineers with capabilities in both UNIX and Windows NT are also located in Vancouver, WA. The engineering team utilizes the Company's Hong Kong subsidiary to search for components that meet desired specifications. The Company believes this interaction between design engineers and component manufacturers enables the Company to develop and produce innovative, high-performance, low-cost products. Final specification of all components and designs is the responsibility of the United States-based engineering team.

During the years ended March 31, 2000, 1999, and 1998, the Company expended $2.34 million, $1.72 million, and $1.51 million, respectively, on its research and development efforts.

Patents and Proprietary Rights

The Company relies on a combination of utility and design patents, trademarks, copyrights, trade secrets, confidentiality procedures, and license arrangements to establish and protect its proprietary technology.

The Company has obtained 18 patents in the United States, Japan, Canada, Australia, Germany, France, the United Kingdom, and other certain European countries covering its core technologies relating to audio input and output, and sensing input of its 3D motion controllers. The Company also has 24 pending patent applications in the United States and elsewhere related to its core technologies. In addition, the Company has four issued patents and four pending patent applications covering other technologies.

In addition to the protection afforded by patent, trademark, copyright, and trade secret laws, Company employees and consultants are generally required to execute non-disclosure, non-use, and assignment agreements designed to protect the Company's intellectual property. Additionally, certain senior officers and technical personnel are required to sign non-competition agreements.

Manufacturing

The Company contracts its production requirements with a number of manufacturers in Hong Kong, Taiwan, and China. From the Company's Hong Kong office, Company personnel supervise daily production activities, initiate placement of orders, expedite shipments, arrange and track transportation, and provide quality assurance. The 20-person team at the Company's Hong Kong office plays an important role in assuring a steady and timely supply of products to distribution centers in the United States, Europe, and Canada.

Marketing and Distribution

The Company's sales and distribution strategy is to offer a broad line of high-technology, multimedia peripheral products through multiple channels of distribution. The Company currently sells through numerous retailers, master distributors, and OEM accounts. In addition, the Company sells through each of these three channels both domestically and worldwide.

Retailers. The Company maintains an extensive North American retail distribution network, selling high-technology multimedia peripheral products to computer superstores, consumer electronic chains, mass merchandisers, software retailers, office superstores, and wholesale clubs. In fiscal 2000, the Company's retail sales grew 19.8% and represented 64.3% of the Company's total gross revenues.

Master Distributors. The Company serves many small to mid-sized accounts through master distributors, including Avnet, Ingram Micro, Merisel, and Tech Data.

OEM Accounts. Retail and master distributor sales are complemented by the Company's sales in the OEM marketplace. Customers include primary computer manufacturers, component manufacturers, Internet product suppliers, and "bundlers" - firms which package the Company's PC speakers, PC Voice Access(TM) products, and 3D motion controllers with other hardware components or complete systems.

Although the Company profitably serves such OEM customers as Compaq, Dell, Gateway, Hewlett Packard, and IBM, the Company also focuses its efforts on serving the mid/small OEM market due to its growth potential. The Company has grown its base of OEM customers from less than 15 in 1995 to over 50 today. In fiscal 2000, the Company's sales through OEM distribution grew 23.3% and represented 19.9% of total gross revenues.

International Sales. The Company's international distribution includes more than 40 distributors serving 24 countries. Key retail customers include Byte (U.K.), Dixon's (U.K.), Fnac (France), Media Market (Germany), Staples (U.K.), Virgin Megastores (U.K.), and Vobis (Germany). The establishment of subsidiary sales offices in the U.K. and Germany has enhanced the Company's performance in Europe. International gross sales grew 24.0% and represented 21.1% of total sales in fiscal 2000.

Competition

The computer peripherals industry is intensely competitive and rapidly changing. The Company's competitors vary by product line. In the PC speaker business, competitors include Altec Lansing Technologies, Inc. and Creative Technology, Ltd. In the headset and microphone markets into which the Company sells its PC Voice Access(TM) products, competitors include Andrea Electronics Corporation and Telex Communications, Inc. In the 3D graphical applications market, the Company's competitors include LogiCad 3d GmbH and LogiCad 3d Inc., each partially owned by Logitech International SA. For the personal audio market, the Company's primary competitor is Sony Corporation of America. In the computer data storage market, the Company's competitors include Kingston Technology Company and Lian Li Industrial Co., Ltd. Within each market, these competitors offer similar products to the Company and target the same customers as the Company. Further, many of these competitors are substantially larger and have significantly greater financial, technical, and marketing resources than the Company.

Employees

The Company currently employs approximately 140 individuals, including 110 in the United States and 30 who staff the Company's U.K., Germany, and Hong Kong subsidiaries. The Company is not subject to any collective bargaining agreements, has never been subject to a work stoppage, and believes that its employee relations are generally good.

Item 2.  Properties.

The Company's corporate headquarters is located in 17,822 square feet of office space in Vancouver, WA. The Company also leases an 80,000 square foot warehouse facility in Vancouver, WA. The leases for the headquarters and the warehouse facility have terms through April 2006. The Company also leases a 10,000 square foot facility in Milpitas, CA, with a term through May 2001. In addition, the Company maintains offices in the U.K., Germany, and Hong Kong. The Company's management believes its current facilities are adequate to meet its requirements for the near term.

Item 3.  Legal Proceedings.

The Company filed a lawsuit in the Clark County Superior Court, State of Washington, on or about December 9, 2000, against a competitor which has infringed the intellectual property rights of the Company related to the industrial and electrical design of certain computer speakers. The Company will vigorously pursue protection of its intellectual property rights and believes it will prevail in the lawsuit.

The Company is engaged in litigation with a former sales representative firm which was terminated for good cause. The former sales representative firm filed the action in the Hennepin County District Court, State of Minnesota, on or about December 20, 1999, and the Company subsequently removed the action to the U.S. District Court for the District of Minnesota on January 18, 2000. The Company will vigorously defend itself and believes it will prevail in the lawsuit. Upon information and belief, the Company believes that the former sales representative firm has or will commence another action in the Hennepin County District Court, State of Minnesota, asserting related claims which the former sales representative firm failed to timely bring in the U.S. District Court.

Except as stated above, neither the Company nor any of its properties are subject to any pending material legal proceedings, and to the knowledge of the Company, no such legal proceedings are threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

Special Meeting of February 17, 1999

On February 17, 1999, the Company held a Special Meeting of Stockholders to consider and vote upon the following proposals:

     1. The issuance of approximately 14,363,954 shares of common stock of the Company and such additional shares as have been required to be issued in connection with the potential valuation or sale of the Spacetec industrial business, in each case as pursuant to the Agreement and Plan of Merger dated as of October 21, 1998, as amended and restated on November 13, 1998, among the Company, SIMC and Labtec. The Merger Agreement provided for, among other things, the assumption of all outstanding options to purchase Labtec common stock and the merger of Labtec with and into SIMC, with Labtec being the surviving corporation and a wholly owned subsidiary of the Company.

     2. An amendment to the Amended and Restated Articles of Organization of the Company (i) to increase the number of authorized shares of the Company's common stock, $.01 par value per share (the "Common Stock"), from 20,000,000 to 25,000,000 and (ii) to change the corporate name of the Company from "Spacetec IMC Corporation" to "Labtec Inc.," both subject to and upon completion of the merger.

     3. An amendment to the Amended and Restated Articles of Organization of the Company to authorize a reverse stock split whereby one share of the Common Stock was to be issued in exchange for each three shares of Common Stock outstanding immediately following the merger, subject to completion of the merger (the "First Reverse Stock Split").

     4. To authorize the Company to adjourn the special meeting to solicit additional proxies in the event that the number of proxies sufficient to approve any of the proposals had not been received by the date of the special meeting.

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

Annual Meeting of September 15, 1999

On September 15, 1999, the Company held an Annual Meeting of Shareholders to consider and vote upon the following proposals:

1. To approve the amendment of the Restated Articles of Organization, as amended (the "Restated Articles of Organization"), to eliminate the Company's three classes of directors in favor of one class of directors to be elected annually;

2. To elect five (5) Class I directors, each to hold office for a term of three (3) years and until their successors are chosen and qualified; provided, however, that if Proposal I is approved, the same five nominees shall each hold office for a term to expire at the 2000 Annual Meeting of Stockholders and until their respective successors are chosen and qualified.

Proposal 1 was approved based upon the following vote:

             For                    Against                    Abstain

          4,690,711                 50,132                     18,977

The Company's shareholders also elected five (5) Class I directors, with each to hold office for a term to expire at the 2000 Annual Meeting of Stockholders and until their respective successors are chosen and qualified.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management nominees as listed in the proxy statement and all of such nominees were elected.

Special Meeting of November 24, 1999

On November 24, 1999, the Company held a Special Meeting of Shareholders to consider and vote upon the following proposal:

1. To approve the amendment of the Restated Articles of Organization, in order to effect a one-for-two reverse stock split ("Second Reverse Stock Split") of the common stock of the Company ("Common Stock").

Proposal 1 was approved based upon the following vote:

             For                   Against                    Abstain

          4,365,792                4,110                         0

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management nominees as listed in the proxy statement and all of such nominees were elected.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The Common Stock is traded on the OTC Bulletin Board under the symbol LABT. Effective February 19, 1999, the Company implemented the First Reverse Stock Split, whereby one share of Common Stock was issued for each three shares of Common Stock outstanding after the merger. Effective December 1, 1999, the Company implemented the Second Reverse Stock Split, whereby one share of Common Stock was issued for each two shares of Common Stock outstanding. The following table sets forth the high and low closing bid prices for the Common Stock during each quarter of the fiscal years ended March 31, 1999 and 2000, as reported by

NASDAQ, adjusted to reflect both Reverse Stock Splits. The prices reported reflect inter-dealer quotations, may not represent actual transactions, and do not include retail mark-ups, mark-downs, or commissions.


                                                    High             Low


      Year ended March 31, 1999

      First Quarter                                 $18 3/4          $16 1/2

      Second Quarter                                $17 1/4          $9 3/8

      Third Quarter                                 $16 7/8          $9 3/8

      Fourth Quarter                                $13 1/8          $1 3/4


      Year ended March 31, 2000

      First Quarter                                 $10              $8 1/2

      Second Quarter                                $8               $7 1/2

      Third Quarter                                 $8               $ 1/2

      Fourth Quarter                                $8               $7

As of June 21, 2000, there were 4,013,199 shares of Common Stock outstanding held by 323 holders of record.

The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The Company was incorporated in Massachusetts in April 1991 under the name Spacetec IMC Corporation. On February 17, 1999, SIMC merged with and into Labtec, with Labtec as the surviving legal entity. After the completion of the merger, the Company changed its name from Spacetec IMC Corporation to Labtec Inc. and contributed substantially all of its assets, except cash and cash equivalents, and all of its liabilities to a newly formed, wholly owned subsidiary, Spacetec Corporation.

Holders of shares of Labtec common stock outstanding at the time of the merger received for each share of Labtec stock: (i) .55430739 shares of Common Stock, and (ii) a pro rata share of all principal and interest payments made under a six-year, 10% interest promissory note issued by the Company in the principal amount of $1,065,000. Prior to completion of the merger, Labtec waived the right of its shareholders to receive their pro rata share of additional shares, if any, of Common Stock issuable in connection with a potential valuation or sale of the Company's industrial business, which such shareholders had approved at the February 17, 1999 special meeting. In addition, each outstanding option to purchase a share of Labtec common stock was assumed by the Company and adjusted, so that an option to purchase a share of Labtec common stock was converted into a right to purchase .55430739 shares of Common Stock at a similarly adjusted exercise price. The shares of the Common Stock were reissued in the current name of the Company in connection with the First Reverse Stock Split and name change by the Company.

The Common Stock issued pursuant to the merger was not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), and was offered solely in reliance on an exemption from registration provided by Section 4(2) of the Act.

Item 6.  Selected Financial Data.

The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to the fiscal years 2000, 1999, and 1998, and the Balance Sheet Data as of March 31, 2000 and 1999 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein. The selected financial data set forth below for the Company as of March 31, 1998, 1997 and 1996, and for each of the two years in the period ended March 31, 1997 and 1996, are derived from the financial statements not included elsewhere herein.



                                                                Fiscal Year Ended March 31,
                                                       2000      1999      1998      1997      1996
                                                       --------------------------------------------
                                                          (in thousands, except per share data)

  STATEMENTS OF OPERATIONS:

  Revenues........................................     $90,512   $64,273   $60,113   $61,943   $43,664

  Income (loss from operations....................       6,236    (2,533)    1,504     4,503      (324)

  Net income (loss)...............................         176    (4,942)   (2,277)      601    (2,578)

  Basic:

  Net income (loss) per share.....................        0.05     (1.98)    (1.29)     0.48     (2.07)

  Weighted average shares outstanding.............       3,684     2,493     1,770     1,253     1,248

  Diluted:

  Net income (loss) per share.....................        0.05     (1.98)    (1.29)     0.32     (2.07)

  Weighted average shares outstanding.............       3,715     2,493     1,770     1,861     1,248

  BALANCE SHEET DATA:

  Working capital.................................      13,078    14,935    19,544     3,407     2,997

  Total assets....................................      63,269    46,968    36,202    34,528    30,034

  Long term liabilities, less current portion.....      28,747    26,086    31,986     4,407     6,598

  Total shareholders' equity (deficit) ...........       8,111     4,701    (3,798)    6,667     6,027


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other information in this Annual Report, contains forward-looking statements that involve a number of risks and uncertainties. The following are among the factors that could cause actual results to differ materially from the forward-looking statements: business conditions and growth in the personal computer and workstation industries; general economies, both domestic and international; lower than expected customer orders or variations in customer order patterns; competitive factors, including increased competition, new product offerings by competitors, and pricing pressures; the availability of parts and components; changes in product mix; assertion of intellectual property rights claimed by third parties; resource constraints encountered in developing new products; and product shipment interruptions due to manufacturing difficulties. The forward-looking statements contained in the MD&A regarding industry trends, product development, liquidity, and future business activities should be considered in light of these factors.

On August 20, 1999, Labtec completed the acquisition of CRU. As a result, Labtec acquired all the outstanding shares of CRU for $13,145,956 in cash, and $1,500,000 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000,000 credit facility with a bank and also sold 312,500 shares of common stock for $1,000,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest of $23,400,000; to pay issuance costs and loan fees on the new credit facility; to pay for certain acquisition costs related to the purchase of CRU; and to fund the purchase of CRU. CRU designs, develops, and markets computer peripheral products principally in North America.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales for the years ended March 31, 2000, 1999 and 1998.

                                                 Fiscal Year Ended March 31,
                                                  2000      1999      1998
                                                  ----      ----      ----

    Net sales                                    100.0%    100.0%    100.0%

    Cost of sales                                 60.0      63.3      63.5

    Gross margin                                  40.0      36.7      36.5


    Selling and marketing                         19.0      23.3      20.0

    General and administrative                     6.6       8.5       6.4

    Research and development                       2.6       2.7       2.5

    Depreciation and amortization                  5.0       6.2       5.1


    Income (loss) from operations                  6.8      (4.0)      2.5

    Interest expense and other, net                4.6       5.5       5.4
                                                  ----      ----      ----

    Income (loss) before extraordinary
    loss and income taxes                          2.2      (9.5)     (2.9)


    Provision (benefit) for income taxes           0.9      (2.1)     (0.0)


    Extraordinary loss on extinguishment of debt  (1.1)     (0.4)     (0.8)
                                                  ----      ----      ----

    Net income (loss)                              0.2      (7.8)     (3.7)
                                                  ====      ====      ====

Fiscal 2000 Compared to Fiscal 1999

Net sales for fiscal 2000 increased  $26,239,085 to $90,512,495 from $64,273,410 for fiscal 1999. The increase in net sales over the periods was primarily due to the increase in sales for the Company's PC Voice Access(TM) line of products, and the addition of sales from the 3D motion control and data storage product lines. Also, the Company's North American retail and international business increased substantially. The Company's largest customer represented 8.7% of sales for fiscal 2000, as compared to 15.7% of sales for fiscal 1999.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999         %Change
                                 ----         ----         -------
Net Sales                       $90,512      $64,273         41%

Cost of sales increased $13,686,477 to $54,343,838 in fiscal 2000 from $40,657,361 in fiscal 1999. The increase over the periods was primarily the result of an increase in net sales. As a percentage of net sales, the cost of sales decreased to 60.0% for fiscal 2000 as compared to 63.3% for fiscal 1999. The decrease as a percentage of net sales is attributable to a change in product mix to a larger portion of lower cost products (PC Voice Access(TM) and 3D motion controllers) from a larger portion of higher cost products (speakers), as well as to a higher proportion of lower cost retail sales versus higher cost OEM sales.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999         %Change
                                 ----         ----         -------
Cost of Sales                   $54,344      $40,657         34%
As a % of Net Sales                60.0%        63.3%

Selling and marketing expenses increased over the periods by $2,167,659 to $17,161,283 from $14,993,624. As a percentage of net sales, selling and marketing expenses decreased to 19.0% from 23.3%. The dollar increase is primarily a result of additional sales personnel, higher travel costs to support the increased sales volume, increased variable costs related to the increased sale volume, and increased marketing efforts in the North American retail portion of the business to maintain market share in this very competitive market.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999         %Change
                                 ----         ----         -------
Selling and marketing           $17,161      $14,993         14%
As a % of Net Sales                19.0%        23.3%

General and administrative expenses, which include the Company's corporate finance, legal, human resources, and administrative functions, increased over the periods by $512,019 to $5,969,246 from $5,457,227. As a percentage of net sales, general and administrative expenses decreased to 6.6% from 8.5%. The dollar increase is due primarily to building lease expense related to moving to a larger warehouse, and to bonuses paid to the Company's executives. As a percentage of net sales, general and administrative expenses decreased primarily due to increased net sales.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999         %Change
                                 ----         ----         -------
General and administrative     $5,969       $5,457            9%
As a % of Net Sales               6.6%         8.5%

Research and development expenses increased over the periods by $626,673 to $2,343,378 from $1,716,705, primarily due to the increased investment in the development of new speaker and PC Voice Access(TM) products and to the enhancement of current products. Also, the dollar increase reflects the increased hiring of employees working in research and development.


                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999       %Change
                                 ----         ----       -------
Research and development        $2,343       $1,717        36%
As a % of Net Sales                2.6%         2.7%

Depreciation increased over the periods by $69,844 to $1,514,152 from $1,444,308. The increase was primarily the result of increased capital expenditures for computer equipment, retail displays, and tooling and molds for new products being developed. Depreciation decreased as a percentage of net sales primarily due to the increase in net sales.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999       %Change
                                 ----         ----       -------
Depreciation                    $1,514       $1,444         5%
As a % of Net Sales                1.7%         2.2%

Amortization increased over the periods by $386,859 to $2,944,533 from $2,537,674. This entire increase was the result of amortization of goodwill associated with the Spacetec merger and the acquisition of CRU. Goodwill (the purchase price paid for Spacetec and CRU in excess of the fair value of net tangible assets) is being amortized over ten (10) years for Spacetec and twenty
(20) years for CRU, which resulted in an increase in the dollar amount. However, amortization decreased as a percentage of net sales primarily due to the increase in net sales.

                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000        1999        %Change
                                 ----        ----        -------
Amortization                    $2,945      $2,538         16%
As a % of Net Sales                3.3%        3.9%

Interest expense increased over the periods by $598,162 to $4,114,715 from $3,516,553, primarily as the result of the Company's refinancing and increasing its debt in conjunction with the purchase of CRU. Net interest expense as a percentage of net sales decreased due to the increase in net sales.


                                            Year Ended
                                             March 31,
                                             ---------
                                     (in thousands, except %)
                                 2000         1999       %Change
                                 ----         ----       -------
Interest expense, net            $4,115      $3,516        17%
As a % of Net Sales                 4.5%        5.5%


The provision for income taxes was $776,142 for fiscal 2000, as compared to a benefit for income taxes of $1,370,471 in fiscal 1999. The primary reason for the provision in fiscal 2000 compared to a benefit in fiscal 1999 was the pre-tax income of $1,967,845.

In fiscal 2000 there was an extraordinary loss of $1,015,550, after tax benefit of $677,033, which was due to the write off of debt issuance costs related to the extinguishment of debt in August 1999.

Fiscal 1999 Compared to Fiscal 1998

Net sales for fiscal 1999 increased $4,159,958, or 6.9%, to $64,273,410 for 1999 from $60,113,452 for 1998. The increase in net sales over the period was primarily due to the increase in sales for the Company's European operation. The Company's largest customer represented 15.7% of sales for fiscal 1999, as compared to 14.6% of sales for fiscal 1998.

Cost of sales increased $2,494,081, or 6.5%, to $40,657,361 in fiscal 1999 from $38,163,280 in fiscal 1998. The increase over the periods was primarily the result of an increase in net sales. As a percentage of net sales, the cost of sales decreased slightly to 63.3% for fiscal 1999 as compared to 63.5% for fiscal 1998. The decrease as a percentage of net sales is attributable to a change in product mix to a larger portion of lower cost products (PC Voice Access(TM) and personal audio) from a larger portion of higher cost products (speakers), as well as to a higher proportion of lower cost retail sales versus higher cost OEM sales.

Selling and marketing expenses increased over the periods by $2,984,273, or 24.9%, to $14,993,624 from $12,009,351. As a percentage of net sales, selling and marketing expenses increased to 23.3% from 20.0%. The dollar increase and the increase as a percentage of net sales are due primarily to costs incurred relating to the introduction of the new PC Voice Access(TM) products and increased sales efforts in the European and United States markets.

General and administrative expenses, which include the Company's corporate finance, legal, human resources, and administrative functions, increased over the periods by $1,599,936, or 41.5%, to $5,457,227 from $3,857,291. As a percentage of net sales, general and administrative expenses increased to 8.5% from 6.4%. The dollar increase and the increase as a percentage of net sales are due primarily to costs related to the Spacetec merger, compensation expense on Common Stock sold to management, and severance costs incurred by the Company in connection with the termination of three Company officers during 1999.

Research and development expenses increased over the periods by $209,560, or 13.9%, to $1,716,705 from $1,507,145, primarily due to the increased investment in the development of new speaker and PC Voice Access(TM) products and the enhancement of current products.

Depreciation increased over the periods by $500,859, or 53.1%, to $1,444,308 from $943,449. The increase was primarily the result of increased capital expenditures for tooling, molds, equipment, and retail displays during fiscal 1999 and 1998.

Amortization increased over the periods by $408,350, or 19.2%, to $2,537,674 from $2,129,324. This entire increase was the result of amortization of goodwill associated with the Spacetec merger.

Interest expense increased over the periods by $262,758, or 8.1%, to $3,516,553 from $3,253,795, primarily due to the increased borrowing on the Company's line of credit.

The benefit for income taxes was $1,370,471 for fiscal 1999, as compared to a provision for income taxes of $13,555 in fiscal 1998. The primary reason for the large benefit in fiscal 1999 was the loss of $6,041,871.

In fiscal 1999 there was an extraordinary loss of $270,754, after tax benefit of $77,841, which was due to the write off of debt issuance costs related to the extinguishment of debt on February 17, 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $1,372,840 in cash and cash equivalents and working capital of $13,077,545. The working capital balance decreased from March 31, 1999, primarily due to the increase in borrowing on the line of credit and increase in accounts payable which was partially offset by the increase in accounts receivable and inventory.

Net cash provided by operating activities was $3,373,744 for fiscal 2000, compared to cash provided by operating activities of $3,635,068 for fiscal 1999. The slight decrease in net cash provided by operating activities in 2000 was largely due to the increase in income from operations over the prior year loss from operations, offset by decreases in accounts payable and accrued liabilities.

Net cash used for investing activities was $14,395,974 for fiscal 2000 compared to net cash provided by investing activities of $2,155,625 in 1999. The increase was primarily due to the purchase of CRU in August 1999.

Financing activities provided net cash of $11,644,501 for fiscal 2000, principally from the refinancing of the Company's long-term debt and revolving line of credit in conjunction with the purchase of CRU, as well as the issuance of additional common stock.

The Company refinanced its long-term debt and short-term revolving line of credit in August 1999. Outstanding at March 31, 2000 was $25,600,000 on long-term loans, $4,500,000 in subordinated debt, $10,760,948 on the line of credit, $240,938 on a six-year promissory note that was issued to the holders of Labtec common stock outstanding just prior to the time of the Spacetec merger, and a $1,500,000 seven and one-half year promissory note issued to the prior shareholders of CRU. At March 31, 2000, the long-term loans were accruing interest at the LIBOR rate plus 3.25 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.75%, and the promissory notes at 10% and 6%, respectively. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At March 31, 2000, the amount of debt subject to the fixed rate was $12,800,000, for which the rate was 9.69%.

In December 1999, the Company completed a one-for-two reverse stock split of its common stock. Subsequent to the reverse stock split, one of the Company's subordinated debt holders converted $1,500,000 principal amount of its Senior Subordinated Note due October 1, 2005 for 262,237 shares of common stock. Also, the Company's majority shareholder converted $824,062 of the Unsecured Subordinated Promissory Note due February 17, 2005, and $27,926 of accrued interest for 148,949 shares of common stock.

Capital expenditures were $1,323,220 for fiscal 2000, compared to $1,437,498 for fiscal 1999. These capital expenditures were primarily for the purchase of computer equipment, tooling and molds, and retail displays.

The Company believes that its existing cash and revolving line of credit, together with future funds from operations, will satisfy its need for working capital and other cash requirements for at least the next twelve-month period.

Inflation and Seasonality

Inflation has not had any significant adverse effects on the Company's business, and the Company does not believe it will have any significant effect on its future business. The Company's business is seasonal, with slightly greater sales in its second and third fiscal quarters, preceding and during the Christmas season. The second and third fiscal quarters together accounted for 54% and 53% of the Company's net annual sales in fiscal 2000 and 1999, respectively.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

From time to time, the Company, through its management, may make forward-looking public statements in press releases or other communications, such as statements concerning then expected future revenues or earnings or alliances, product development, and commercialization, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended, in press releases, or in oral statements made with the approval of an authorized executive officer. The words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as enacted by the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. Various factors could affect the Company's financial or other performance, and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. These facts include, but are not limited to: business conditions and growth in the personal computer and workstation industries and general economies, both domestic and international; dependence on a limited number of retail customers; dependence on a limited number of source suppliers; lower than expected customer orders or variations in customer order patterns due to changes in demand for customers' products and customers' inventory levels; competitive factors, including increased competition, new product offerings by competitors and pricing pressures; changes in product mix; dependence on proprietary technology; assertion of intellectual property rights by third parties; technological difficulties and resource constraints encountered in developing new products; product shipment interruptions and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to reevaluate such forward-looking statements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORTS OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

LABTEC INC.

MARCH 31, 2000 AND 1999

                                 C O N T E N T S


                                                                         Page


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     20-21


CONSOLIDATED FINANCIAL STATEMENTS

   BALANCE SHEETS                                                          22

   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)                23

   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)               24-26

   STATEMENTS OF CASH FLOWS                                             27-28

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           29-44

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Labtec Inc.


We have audited the accompanying consolidated balance sheets of Labtec Inc. and its subsidiaries as of March 31, 2000 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Labtec Inc. and its subsidiaries as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ GRANT THORNTON LLP


Portland, Oregon
May 15, 2000

                    Report of Independent Public Accountants


To the Shareholders and Board of Directors of Labtec Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), of changes to shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Labtec Inc. and its subsidiaries (the Company) at March 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion express above.

/s/   PricewaterhouseCoopers LLP


May 21, 1999

                                   Labtec Inc.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                    March 31,


                                                                                 2000       1999
                                                                             ----------- -----------
                                          ASSETS
Current assets
   Cash                                                                      $    1,373  $      768
   Accounts receivable, net                                                      22,120      17,890
   Interest and other receivables                                                    16         211
   Income taxes receivable                                                            -         595
   Inventories                                                                   13,955      10,662
   Prepaid expenses                                                                 171         160
   Current deferred income taxes                                                  1,854         830
                                                                             ----------- -----------

      Total current assets                                                       39,489      31,116

Property and equipment - net                                                      2,332       2,330
Noncurrent deferred income taxes                                                  1,953       1,893
Debt issuance costs                                                               2,277       1,984
Other noncurrent assets                                                             180         253
Goodwill, net                                                                    17,038       9,392
                                                                             ----------- -----------

                                                                             $   63,269  $   46,968
                                                                             =========== ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Lines of credit                                                           $   10,761  $    4,000
   Current portion of long-term debt                                              2,900           -
   Accounts payable                                                               9,411       8,492
   Income taxes payable                                                             185           -
   Accrued payroll and benefits                                                   1,359       1,589
   Accrued interest                                                                 256         223
   Other accrued expenses                                                         1,539       1,877
                                                                             ----------- -----------

      Total current liabilities                                                  26,411      16,181

Long-term debt                                                                   28,747      26,086
                                                                             ----------- -----------

                                                                                 55,158      42,267
                                                                             ----------- ----------

Commitments and contingencies                                                         -           -

Shareholders' equity:
   Preferred stock, par value $.01, 1,000 shares authorized and no shares
      outstanding at March 31, 2000 or 1999                                           -           -
   Common stock, par value $.01, 25,000 shares authorized, 4,013
      and 6,904 shares issued and outstanding at March 31, 2000 and 1999             40          69
   Additional paid-in capital                                                    23,806      20,551
   Common stock subscription receivable                                               -         (26)
   Accumulated deficit                                                          (15,688)    (15,864)
   Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment                            (47)        (29)
                                                                             ----------- -----------

                                                                                  8,111       4,701
                                                                             ----------- -----------

                                                                             $   63,269  $   46,968
                                                                             =========== ===========

The accompanying notes are an integral part of these statements.

                                   Labtec Inc.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (In thousands, except per share amounts)
                              Years ended March 31,


                                                                         2000        1999        1998
                                                                     ----------- ----------- -----------
Net sales                                                            $   90,512  $   64,273  $   60,113
Cost of sales                                                            54,344      40,657      38,163
                                                                     ----------- ----------- -----------

Gross profit                                                             36,168      23,616      21,950
                                                                     ----------- ----------- -----------

Operating expenses:
   Selling and marketing                                                 17,161      14,993      12,009
   General and administrative                                             5,969       5,457       3,857
   Research and development                                               2,343       1,717       1,507
   Depreciation                                                           1,514       1,444         943
   Amortization of goodwill                                               2,945       2,176       1,768
   Amortization of noncompete agreement                                       -         362         362
                                                                     ----------- ----------- -----------
                                                                         29,932      26,149      20,446
                                                                     ----------- ----------- -----------

Income (loss) from operations                                             6,236      (2,533)      1,504

Interest expense, net                                                     4,115       3,516       3,254
Other nonoperating (income) expense                                         153          (8)          2
                                                                     ----------- ----------- -----------

Income (loss) before extraordinary loss and income taxes                  1,968      (6,041)     (1,752)

Provision (benefit) for income taxes                                        776      (1,370)         14
                                                                     ----------- ----------- -----------

Income (loss) before extraordinary loss                                   1,192      (4,671)     (1,766)

Extraordinary loss on extinguishments of debt, less applicable
   income tax benefit of $677, $78, and $263, respectively               (1,016)       (271)       (511)
                                                                     ----------- ----------- -----------

Net income (loss)                                                    $      176  $   (4,942) $   (2,277)
                                                                     =========== =========== ===========

Net income (loss) per share before extraordinary loss
   Basic                                                             $       .3  $    (1.87) $    (1.00)
                                                                     =========== =========== ===========
   Diluted                                                           $       .3  $    (1.87) $    (1.00)
                                                                     =========== =========== ===========

Net income (loss) per share
   Basic                                                             $       .0  $    (1.98) $    (1.29)
                                                                     =========== =========== ===========
   Diluted                                                           $       .0  $    (1.98) $    (1.29)
                                                                     =========== =========== ===========

Comprehensive income (loss)

Net income (loss)                                                    $      176  $   (4,942) $   (2,277)

Foreign currency translation adjustment                                     (18)        (29)          -
                                                                     ----------- ----------- -----------

Comprehensive income (loss)                                          $      158  $   (4,971) $   (2,277)
                                                                     =========== =========== ===========


The accompanying notes are an integral part of these statements.

                                   Labtec Inc.

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit)
                                 (In thousands)
                    Years ended March 31, 2000, 1999 and 1998



                                                                                      Common            Accumulated
                               Preferred stock    Common stock   Additional     stock                      other
                              ----------------  ---------------   paid-in    subscription  Accumulated  comprehensive
                              Shares   Amount   Shares   Amount   capital     receivable     deficit       income        Total
                              ------  --------  ------  -------  ----------  ------------  -----------  -------------  --------
Balance at March 31, 1997         34  $ 2,500       79  $     1  $  7,924    $      (171)  $   (3,588)  $          -   $ 6,666

 Payments on common stock
  subscription                     -        -        -        -         -             36            -              -        36

 Preferred stock dividend          -        -        -        -         -              -         (435)             -      (435)

 Preferred stock converted to
  common stock                   (34)  (2,500)      34        1     2,499              -            -              -         -

 Compensation expense on
  stock options granted            -        -        -        -        73              -            -              -        73

 Exercise of warrants
  (including cancellation
  of "put" rights)                 -        -        5        -     1,902              -            -              -     1,902

 Exercise of stock options         -        -       19        -     1,873              -            -              -     1,873

 8.5853 to 1 stock split           -        -    1,039       10       (10)             -            -              -         -

 Repurchase and retirement of
  common stock                     -        -   (1,017)     (10)  (14,261)             -       (3,557)             -   (17,828)

 Issuance of common stock          -        -    1,050       10     5,900              -            -              -     5,910

 Issuance of shares to
  subordinated debt holder         -        -       50        1       281              -            -              -       282

 20 to 1 stock split               -        -   23,906      239      (239)             -            -              -         -

 Net loss                          -        -        -        -         -              -       (2,277)             -    (2,277)
                              ------  --------  ------  -------  ---------  -------------  -----------  -------------  --------

Balance at March 31, 1998          -        -   25,165  $   252  $  5,942   $       (135)  $   (9,857)  $          -    (3,798)
                              ======  ========  ======  =======  =========  =============  ===========  =============  ========

                              Labtec Inc.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit) - CONTINUED
                                 (In thousands)
                    Years ended March 31, 2000, 1999 and 1998



                                                               Common                       Accumulated
                                  Common stock   Additional     stock                          other
                                 --------------    paid-in   subscription     Accumulated  comprehensive
                                 Shares  Amount    capital    receivable        deficit        income          Total
                                 ------- ------  ----------  ---------------  -----------  -------------  --------------
Balance at March 31, 1998        25,165  $  252  $  5,942    $       (135)    $   (9,857)  $          -   $      (3,798)

 Repurchase and retirement of
  common stock                   (1,217)    (12)     (183)            135               -             -             (60)

 Translation adjustment               -       -         -               -               -           (29)            (29)

 Issuance of common stock
  to management                   1,032      10     1,062             (26)              -             -           1,046

 Reduction to common stock
  outstanding related to
  merger                        (11,133)   (111)      111               -               -             -               -

 Issuance of shares for Spacetec
  IMC Corporation acquisition     6,847      68    12,735               -               -             -          12,803

 Common stock issued for the
  Spacetec employee stock
  purchase plan                      18       -         4               -               -             -               4

 Dividend declared to former
  Labtec owners                       -       -         -               -          (1,065)            -          (1,065)

 Stock options granted to
  Spacetec employees                  -       -       742               -               -             -             742

 1 to 3 reverse stock split     (13,808)   (138)      138               -               -             -               -

 Net loss                             -       -         -               -          (4,942)            -          (4,942)
                                 ------- ------  ----------  ---------------  -----------  -------------  --------------

Balance at March 31, 1999         6,904  $   69  $ 20,551    $         (26)   $   (15,864) $        (29)  $       4,701
                                ======== ======  ==========  ===============  ===========  =============  ==============


                                   Labtec Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Deficit) - CONTINUED
                                 (In thousands)
                    Years ended March 31, 2000, 1999 and 1998



                                                                    Common                  Accumulated
                                  Common stock      Additional      stock                      other
                                -----------------     paid-in    subscription  Accumulated  comprehensive
                                 Shares   Amount      capital     receivable     deficit       income         Total
                                -------  --------  ------------- ------------  -----------  -------------  ------------
Balance at March 31, 1999        6,904   $    69   $     20,551   $     (26)   $  (15,864)  $        (29)  $     4,701

 Repurchase and retirement
  of common stock                  (27)        -           (171)          -            -              -          (171)

 Translation adjustment              -         -              -           -             -            (18)          (18)

 Issuance of common stock          313         3            997           -             -              -         1,000

 Payment on stock subscription       -         -              -          26             -              -            26

 Stock options exercised            11         -             45           -             -              -            45

 Debt for equity swap              411         4          2,348           -             -              -         2,352

 1 to 2 reverse stock split     (3,599)      (36)            36           -             -              -             -

 Net income                          -         -              -           -           176              -           176
                                -------  --------  ------------- ------------  -----------  -------------  ------------

Balance at March 31, 2000        4,013   $    40   $     23,806   $     -      $  (15,688)  $       (47)   $     8,111
                                =======  ========  ============= ============  ===========  =============  ============




The accompanying notes are an integral part of these statements.

                                   Labtec Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                              Years ended March 31,


                                                                            2000         1999         1998
                                                                        -----------  -----------  -----------
Cash flows from operating activities
   Net income (loss)                                                    $      176   $   (4,942)  $   (2,277)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
         Depreciation                                                        1,514        1,444          943
         Amortization of goodwill                                            2,945        2,176        1,768
         Amortization of noncompete agreement                                    -          362          362
         Amortization of debt issuance costs                                   433          383          475
         Change in deferred income taxes                                       302         (794)        (350)
         Loss on disposal of assets                                              -            -            1
         Compensation expense on common stock sold to
           management                                                            -          781            -
         Compensation expense on stock options                                  10            -           73
         Write-off of debt issuance costs                                    1,693          348          296
         Write-off of unamortized discount on refinanced
           subordinated debt                                                     -            -          307
   Changes in current assets and liabilities, net of effects of acquisition:
         Accounts receivable                                                (1,885)      (3,084)      (3,143)
         Inventories                                                        (1,074)       2,724        3,433
         Interest and other receivables                                        195           47            5
         Income taxes receivable                                               595         (595)           -
         Prepaid expenses                                                       (2)          32            -
         Accounts payable                                                     (535)       3,225         (273)
         Income taxes payable                                                 (150)        (285)          27
         Accrued interest                                                       33           21           76
         Accrued payroll and other expenses                                   (876)       1,792         (533)
                                                                        -----------  -----------  -----------

                  Net cash provided by operating activities                  3,374        3,635        1,190
                                                                        -----------  -----------  -----------

   Cash flows from investing activities
      Costs associated with purchase of CRU                                (13,146)           -            -
      Costs associated with purchase of Spacetec                                 -       (1,633)           -
      Capital expenditures                                                  (1,323)      (1,437)      (1,473)
      Other assets                                                              73           20          (64)
      Proceeds from sale of securities purchased from Spacetec                   -        5,206            -
                                                                        -----------  -----------  -----------

                  Net cash provided by (used in) investing activities      (14,396)       2,156       (1,537)
                                                                        -----------  -----------  -----------


                                   Labtec Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                 (In thousands)
                              Years ended March 31,


                                                                            2000         1999         1998
                                                                        -----------  -----------  -----------

   Cash flows from financing activities
      Net increase in short-term credit facility                        $    6,761   $    1,500   $    2,500
      Net decrease in short-term borrowing facility                              -            -      (15,673)
      Proceeds from issuance of long-term debt                              27,000            -       33,000
      Repayments of long-term debt                                         (20,587)      (7,590)      (5,750)
      Debt issuance costs                                                   (2,419)        (100)      (2,820)
      Proceeds from exercise of stock options and warrants                      35            -        2,323
      Repurchase and cancellation of common stock                             (171)         (61)     (17,828)
      Proceeds from issuance of common stock                                 1,000            4        5,911
      Preferred stock dividend                                                   -            -         (435)
      Payments on common stock subscription                                     26          265           36
                                                                        -----------  -----------  -----------

                  Net cash provided by (used in) financing activities       11,645       (5,982)       1,264
                                                                        -----------  -----------  -----------

   Effect of foreign currency on cash                                          (18)         (29)           -
                                                                        -----------  -----------  -----------

   Net increase (decrease) in cash                                             605         (220)         917

   Cash at beginning of year                                                   768          988           71
                                                                        -----------  -----------  -----------

   Cash at end of year                                                  $    1,373   $      768   $      988
                                                                        ===========  ===========  ===========



   Cash paid during the year for                                        $    3,649   $    3,160   $    2,758
      Interest

      Income taxes                                                      $      -     $      200   $       76








The accompanying notes are an integral part of these statements.

  Labtec Inc.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in thousands, except per share amounts)




NOTE A - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  Labtec Inc. (Labtec) was formed October 7, 1997. On February 17, 1999, Labtec Inc. acquired Spacetec IMC Corporation (Spacetec) (see Note B). On August 20, 1999, Labtec Inc. acquired Connector Resources Unlimited, Inc. (CRU) (see Note
  B). The Company designs, manufactures and distributes multimedia computer peripheral, three-dimensional motion control and data storage products. Its worldwide customers include original computer equipment manufacturers, distributors and retailers. The Company's products are manufactured by various factory suppliers located in Asia and are imported to the Company's headquarters in Vancouver, Washington and to warehouses in California, Great Britain, the Netherlands and Canada for distribution.

  The principal accounting policies followed by Labtec Inc. and its subsidiaries in maintaining their financial records and preparing these consolidated financial statements are as follows:

  1. Principles of Consolidation
     ---------------------------

  The accompanying financial statements include the accounts of the Company, as well as all of the accounts of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  2. Revenue Recognition
     -------------------

  Revenues are recognized upon shipment of the Company's products, net of an estimated allowance for sales returns. Gross sales revenues from one customer were $10.1 million and $8.8 million for the years ended March 31, 1999 and 1998, respectively. Each of these revenue amounts accounted for more than 10% of consolidated sales for the respective period. There were no individual customers that accounted for more than 10% of consolidated sales for the year ended March 31, 2000.

  3. Fair value of financial instruments
     -----------------------------------

  The recorded amounts of cash, accounts receivable, accounts payable, lines of credit and current portion of long-term debt, and accrued liabilities as presented in the financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value because actual interest rates approximate current competitive rates.

  4. Accounts  receivable
     --------------------

  Accounts receivable are net of allowances for doubtful accounts and for sales returns. The allowance for doubtful accounts was $706 and $938 at March 31, 2000 and 1999, respectively. The allowance for returns of merchandise was $584 and $505 at March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, 13%, and 18%, respectively, of receivables were from one customer.

  Labtec Inc.

             (Dollar amounts in thousands, except per share amounts)


NOTE A - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  5. Concentration of credit risk
     ----------------------------

  The Company is subject to credit risk primarily from its accounts receivable. The Company mitigates its credit risk on receivables by control procedures to monitor the credit worthiness of its customers and utilization of credit limits. The Company's customers are concentrated in the technology industry. Therefore, the Company's operations and collection of its accounts receivables are directly associated with the results of the technology industry.

  6. Inventories
     -----------

  Inventories are stated at the lower of landed cost (first-in, first-out method) or market. Landed cost includes the cost of merchandise, freight, duty and handling fees.

  7. Property and equipment
     ----------------------

  Property and equipment are stated at cost. Depreciation is provided on the straight-line method for financial reporting purposes and on an accelerated method for tax purposes over estimated useful lives ranging from three to seven years. Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $1,514, $1,444 and $943, respectively. Repair and maintenance costs are expensed as incurred.

  8. Debt issuance costs
     -------------------

  Debt issuance costs, including bank fees of $2,419 and other transaction fees relating to the Company's debt, are included in debt issuance costs and represent all costs and fees incurred to obtain bank financing for the refinancing of debt in August 1999 (see Notes B and F). These costs are being amortized over the term of the related debt. Debt of $19.25 million was paid off in August 1999. Therefore, debt issuance costs of $1,693 were written off and included in extraordinary loss on extinguishments of debt in fiscal 2000. Debt of $5 million was paid off on February 17, 1999. Therefore, debt issuance costs of $349 were written off and included in extraordinary loss on extinguishments of debt in fiscal 1999. Debt issuance costs of $296 related to financing arrangements prior to the Recapitalization (see Note I) were written off and included in extraordinary loss on extinguishments of debt in October 1997. Amortization expense for fiscal years 2000, 1999 and 1998 was $433, $383 and $286, respectively, and is included in interest expense.

  9. Goodwill and other intangible assets
     ------------------------------------

  Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over estimated useful lives ranging from five to twenty years. Periodically, the Company reviews the recoverability of its intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangible assets. If the aggregate future cash flows are less than the carrying value, a write-down would be required, measured by the difference between the fair value and the carrying value of the intangible assets. The Company has not recorded any provision related to impairment of intangible assets.

  10. Discount of subordinated debt
      -----------------------------

  In connection with the Recapitalization, the Company issued 93 shares of common stock to a subordinated lender and recorded the $282 of fair value of these shares as a discount on the face amount of the debt. This non-cash transaction is excluded from the accompanying statement of cash flows. The discount is being amortized using the effective interest method over eight years, which is the life of the subordinated note. Amortization during fiscal years 2000, 1999 and 1998 aggregated $35, $35 and $18 respectively.

  11. Stock subscription
      ------------------

  During fiscal year 1999, the Company sold shares of common stock to certain members of management for a note aggregating $26. This note receivable was recorded as a reduction of shareholders' equity and was fully repaid during fiscal 2000.

  In fiscal year 1995 the Company issued 28 shares of common stock to the Company's president in exchange for a note aggregating $177. This note receivable was recorded as a reduction to shareholders' equity. During fiscal year 1999, the unpaid balance of $135 was forgiven.

  12. Research and development costs
      ------------------------------

  Research and development costs are expensed as incurred.

  13. Advertising expenses
      --------------------

  The Company expenses advertising costs when incurred. Total advertising expenses for the years ended March 31, 2000, 1999 and 1998 were $674, $782 and $819, respectively.

  14. Income taxes
      ------------
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax bases of assets and liabilities. In estimating future tax effects, SFAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates.

  15. Foreign currency  translation
      -----------------------------

  The financial statements and transactions of the Company's foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars for purposes of consolidation. Translation adjustments are accumulated as a separate component of shareholders' equity. The translation adjustment for 1998 was not significant.

  16. Earnings per share
      ------------------

  Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. All amounts below and earnings per share amounts in the statement of operations are calculated after retroactively considering the stock splits that occurred during fiscal 2000 and 1999, and the conversion of Labtec shares as discussed in Note B.

  The following table sets forth the reconciliation of the denominator utilized in the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

                                                        Fiscal 2000
                                              -----------------------------
                                                                     Per
                                                Income   Average    share
                                                (loss)    shares    amount
                                              --------- --------- ---------
      Income before extraordinary item        $  1,192     3,684  $    .32
      Extraordinary loss, net of tax            (1,016)    3,684      (.27)
                                              ---------           ---------

      Income per common share                      176     3,684       .05

      Effect of dilutive securities
         Stock options                              -         31        -
                                              --------- --------- ---------

      Income per share-assuming dilution      $    176     3,715  $    .05
                                              ========= ========= =========

                                                        Fiscal 1999
                                              -----------------------------
                                                                     Per
                                                Income   Average    share
                                                (loss)    shares    amount
                                              --------- --------- ---------

      Loss before extraordinary item          $ (4,671)    2,493  $  (1.87)
      Extraordinary loss, net of tax              (271)    2,493      (.11)
                                              ---------           ---------

      Loss per common share                     (4,942)    2,493     (1.98)

      Effect of dilutive securities
         Stock options                              -         -         -
                                              --------- --------- ---------
      Loss per share-assuming dilution        $ (4,942)    2,493  $  (1.98)
                                              ========= ========= =========

                                                        Fiscal 1998
                                              -----------------------------
                                                                     Per
                                                Income   Average    share
                                                (loss)    shares    amount
                                              --------- --------- ---------

   Loss before extraordinary item             $ (1,766)    1,770  $  (1.00)
   Extraordinary loss, net of tax                 (511)    1,770      (.29)
                                              --------- --------- ---------

   Loss per common share                        (2,277)    1,770     (1.29)

   Effect of dilutive securities
      Stock options                                 -         -         -
                                              --------- --------- ---------

   Loss per share-assuming dilution           $ (2,277)    1,770  $  (1.29)
                                              ========= ========= =========

  17. Comprehensive income
      --------------------

  The Company adopted SFAS No. 130, Reporting Comprehensive Income as of April 1, 1998. Comprehensive income is defined by SFAS No. 130 as the changes in equity of a business enterprise during a period that results from transactions and other economic events and circumstances from non-shareholder sources. It includes all changes in equity during a period except those resulting from investments by shareholders. Consequently, the Company has reported its Foreign Currency Translation Adjustment, as required by SFAS No. 130, as other comprehensive income in the appropriate consolidated financial statements presented herein.

  18. Segment reporting
      -----------------

   The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in fiscal year 1999. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company does not have separate operating segments which meet the requirements for SFAS No. 131 disclosure. The Company does sell its products internationally. Sales to Europe and Asia were as follows:

                                            Year ended March 31
                                  2000             1999             1998
                             ---------------  ---------------  ----------------
      Europe                 $       18,071   $       13,397   $        9,561
      Asia                   $        1,322   $          770   $        1,168

  19. Related parties
      ---------------

  The former controlling shareholders of the Company provided certain management services for which they charged a monthly fee of approximately $15 for April 1, 1997 through September 1, 1997 (prior to the Recapitalization (see Note
  I)).

  The majority shareholders charge an annual management services fee of $500, of which $500, $500 and $250 was charged during fiscal 2000, 1999 and 1998, respectively, and $375 and $750 remained payable at March 31, 2000 and 1999, respectively.

  20. Use of estimates
      ----------------

  The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by the Company include items such as the collectibility of accounts receivable; the level of sales returns; realizability of inventories and relizability of intangible assets and deferred income tax assets.

  21. Recent accounting pronouncements
      --------------------------------

  In June 1998 the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Statement is effective beginning with the Company's fiscal year ended March 31, 2002, and will require the Company to record all derivative instruments at fair value on its balance sheet. The Company has not elected to adopt the statement early, and does not expect the standard to have a material effect on the Company's financial position or results of operations upon adoption.

NOTE B - ACQUISITIONS

  Purchase of Spacetec IMC Corporation
  ------------------------------------

  Effective February 17, 1999, Labtec merged with Spacetec IMC Corporation, a publicly traded company. Spacetec is involved in the development, manufacture and distribution of three-dimensional (3D) input controller devices for the PC and workstation marketplace used in both CAD/CAM industrial applications and in consumer electronic games. The merger called for issuance of 0.55430739 (pre-stock split) of Spacetec common shares for each Labtec common share outstanding. As a result of the merger, Labtec shareholders acquired 67% of Spacetec and therefore, Labtec has accounted for the transaction as a purchase of Spacetec in a "reverse acquisition."

  The acquisition of Spacetec for 3,424 common shares valued at $12.8 million has been accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of Spacetec's liabilities and include its operating results from the date of the acquisition.

  The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

      Purchase price                                                $    12,804
      Fair value of tangible assets acquired                             (8,528)
      Liabilities assumed                                                 2,539
      Fair value of options granted to Spacetec employees                   742
      Direct costs of acquisition                                         2,243
                                                                    ------------

  Excess of purchase price over fair value of tangible assets       $     9,800
                                                                    ============

  The excess of purchase price over fair value of tangible assets acquired is being amortized over an estimated useful life of ten years.

  In conjunction with the closing of the merger, Spacetec issued a six year promissory note in the principal amount of $1,065 payable to the holders of Labtec common stock outstanding just prior to the time of the merger. This transaction was accounted for as a dividend distribution. This note is unsecured and accrues interest at the rate of 10% per year.

  In conjunction with the acquisition, the Company accrued costs associated with closing of certain acquired facilities and severance payments to terminate employees of the acquired company. The following table presents the activity in the related accrued liabilities:

                                     Facility
                                     closure      Employee
                                      costs       severance     Total
                                    ----------   ----------   ----------
      Balance at March 31, 1999     $     426    $     873    $   1,299
         Payments in fiscal 2000          118          750          868
                                    ----------   ----------   ----------

      Balance at March 31, 2000     $     308    $     123    $     431
                                    ==========   ==========   ==========

  These  items  are  included  in  accrued   payroll  costs  and  other  accrued
  liabilities in the accompanying balance sheet.

  Purchase of Connector Resources Unlimited, Inc. (CRU)
  -----------------------------------------------------

  On August 20, 1999, the Company completed the acquisition of all the outstanding shares of CRU for $13,146 in cash and $1,500 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000 credit facility with a lender and also sold 313 shares of common stock for $1,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest totaling $23,400; to pay debt issuance costs and loan fees on the new credit facility; to pay for certain acquisition costs related to the purchase of CRU; and to fund the purchase of CRU. CRU designs, develops, and markets computer peripheral products principally in North America. The acquisition was accounted for as a purchase and therefore the operations of CRU have been included with those of the Company since August 20, 1999.

  The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

      Purchase price                                                $    14,646
      Fair value of tangible assets acquired                             (5,338)
      Liabilities assumed                                                 2,098
      Direct costs of acquisition                                           755
                                                                    ------------

      Excess of purchase price over fair value of tangible assets   $    12,161
                                                                    ============

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

  In conjunction with the acquisition, the Company accrued costs associated with closing of certain acquired facilities and severance payments to terminate employees of the acquired company. The following table presents the activity in the related accrued liabilities:

                                     Facility
                                     closure      Employee
                                      costs       severance     Total
                                    ----------   ----------   ----------
      Balance at March 31, 1999     $      -     $      -     $       -
         Additions                        335          420          755
         Payments in fiscal 2000          158          154          312
                                    ----------   ----------   ----------

      Balance at March 31, 2000     $     177    $     266    $     443
                                    ==========   ==========   ==========

  These  items  are  included  in  accrued   payroll  costs  and  other  accrued
  liabilities in the accompanying balance sheet.

  The following unaudited pro forma information presents the results of the Company's operations assuming both the Spacetec and the CRU acquisitions occurred at the beginning of each period presented:

                                            Year ended March 31
                                    ------------------------------------
                                       2000         1999         1998
                                    ------------------------------------
                                                 (Unaudited)
      Net sales                     $  96,422    $  70,411    $  66,704
      Net income (loss)                   243      (11,424)      (8,351)
      Net income (loss) per share:
         Basic and diluted               $.06       $(2.29)      $(2.36)

  The pro forma financial information is not necessarily indicative of the operating results that would have occurred had both the Spacetec and the CRU acquisitions been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results.

NOTE C - GOODWILL

  Cost in excess of the fair value of tangible assets of CRU acquired in fiscal 2000 (Note B) consisted of goodwill associated primarily with the existing technology acquired and was recorded at $11,406. Direct costs of acquisition totaled $755. These costs have also been capitalized as part of cost in excess of fair value of tangible assets acquired. Amortization expense recognized related to this goodwill was $355 for the year ended March 31, 2000.

  Cost in excess of the fair value of tangible assets of Spacetec acquired in fiscal 1999 (Note B) consisted of goodwill associated primarily with the existing technology acquired and was recorded at $7,558. Direct costs of acquisition totaled $2,243. These costs have also been capitalized as part of cost in excess of fair value of tangible assets acquired. In the fourth quarter of the year ended March 31, 2000, the Company determined that the estimated life for goodwill associated with Spacetec should be revised from three to ten years. This change was accounted for prospectively as of January 1, 2000 and reduced goodwill amortization in the quarter by approximately $597. Amortization expense recognized related to this goodwill was $2,590 and $408 in fiscal 2000 and 1999, respectively.

  Costs in excess of the fair value of the net tangible assets of Labtec acquired in fiscal 1995 consisted primarily of goodwill associated with product trade names originally recorded at $8,838 and a $3,350 noncompete agreement with the former owner. Goodwill was being amortized using the straight-line method over 5 years, which represents the estimated lives of the underlying product trade names. The noncompete agreement was being amortized using the double-declining balance method over the agreement's life of 5 years to reflect management's belief that the noncompete provision has more value in the earliest years of the noncompete period. Amortization expense recognized related to this goodwill was $1,768 for years ended March 31, 1999 and 1998. Amortization expense recognized related to the noncompete agreement was $0, $362 and $362 for the years ended March 31, 2000, 1999 and 1998, respectively.


NOTE D - INVENTORIES

  Inventories   represent  merchandise  produced  for  the  Company  by  foreign factories subcontracted by the Company. Of the total inventories, $450 and $2,170 was in transit at March 31, 2000 and 1999, respectively.


NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment consist of:

                                                                March 31,
                                                            2000         1999
                                                         ----------   ----------

      Leasehold improvements                             $     256    $     239
      Tooling and molds                                      2,588        2,329
      Furniture and equipment                                2,473        1,879
      Retail displays                                        2,145        1,527
                                                         ----------   ----------
                                                             7,462        5,974

      Less accumulated depreciation and amortization        (5,130)      (3,644)
                                                         ----------   ----------

                                                         $   2,332    $   2,330
                                                         ==========   ==========

NOTE F - LONG-TERM DEBT

  In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500 revolving line of credit and $19,250 long-term loan with funds obtained from a $27,000 long-term loan and a $16,000 revolving line of credit with other lenders. Also a $1,500 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishments of debt. At March 31, 2000 the long-term loans and a portion of the revolving line of credit were accruing interest at LIBOR plus 3.25-3.50% and the remaining portion of the revolving line of credit was accruing interest at the prime rate plus 1.75%. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At March 31, 2000 the amount of debt subject to the fixed rate was $12,800 for which the rate was 9.69%. The bank line of credit is collateralized by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit, and promissory note were $2,419 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

   Long-term debt consists of:

                                                                              March 31,
                                                                         2000           1999
                                                                      ----------    ----------

      Bank note payable with varying quarterly payments,
        interest at the bank's LIBOR rate plus 3.25-3.50%,
        (9.69% at March 31, 2000),  with the final payment due
         June 30, 2005, collateralized by the Company's assets        $  25,600     $     -
      Bank note payable with varying quarterly payments,
         interest at the bank's Eurodollar rate plus 3%, (8% at
         March 31, 1999), with the final payment due
         September 30, 2004, collateralized by the Company's assets          -         19,250
      Bank subordinated note payable (net of $194 and
         $229 discount at March 31, 2000 and 1999
         respectively) at 12% with principal due October 1, 2005          4,306         5,771
      Note payable to former Labtec shareholders; interest at
         10%, with principal due February 17, 2005 (Note B)                 241         1,065
      Note payable to former CRU shareholders; interest at 6%,
         with principal due February 28, 2005 (Note B)                    1,500            -
                                                                      ----------    ----------
                                                                         31,647        26,086

      Less amounts payable in one year                                    2,900            -
                                                                      ----------    ----------

      Total long-term debt                                            $  28,747        26,086
                                                                      ==========    ==========

  The bank line of credit agreement and long-term debt agreements are subject to certain restrictive covenants. The Company was in compliance with these covenants for all periods presented in the accompanying financial statements.

  Interest payments for the years ended March 31, 2000, 1999 and 1998 were $3,649, $3,160 and $2,758, respectively.

  Principal repayments of the long-term debt are required as follows:

      Fiscal year
         2001                                                         $   2,900
         2002                                                             3,000
         2003                                                             3,300
         2004                                                             3,700
         2005                                                             4,341
         Thereafter                                                      14,600
         Less debt discount                                                (194)
                                                                      ----------

                                                                      $  31,647
                                                                      ==========


NOTE G - EMPLOYEE BENEFITS

  The Company has a defined contribution profit sharing plan for its employees who meet certain requirements of age and length of service. Employees may voluntarily contribute up to a maximum of 20% of their annual compensation to the plan. During fiscal year 2000, the Company matched 50% of the employee contributions up to a maximum of 6%. There was no Company match during fiscal 1999 and during a portion of fiscal 1998 the Company matched 50% of the employee contributions up to a maximum of 5%. For the years ended March 31, 2000, 1999 and 1998, matching contributions for eligible employees amounted to $29, $0 and $56, respectively.

  Discretionary bonuses of $991, $141 and $175 were awarded to employees for the years ended March 31, 2000, 1999 and 1998, respectively.


NOTE H - INCOME TAXES

   The income tax provision (benefit) consists of the following:

                                             Fiscal year ended March 31,
                                           2000          1999          1998
                                        ----------    ----------    ----------

      Current tax expense (benefit)     $     474     $    (576)    $     364
      Deferred tax expense (benefit)          302          (794)         (350)
                                        ----------    ----------    ----------

                                        $     776     $  (1,370)    $      14
                                        ==========    ==========    ==========

   Deferred tax assets are comprised of the following:

                                                                March 31,
                                                            2000         1999
                                                         ----------   ----------
      Nondeductible accruals and allowances              $   1,214    $     652
      Capitalized inventory costs                               69          177
      Property and equipment depreciation                      707          536
      Intangibles                                            1,203        1,357
      Research and experimentation credits                     522          523
      Net operating loss carryforward                        2,691        2,986
                                                         ----------   ----------

      Gross deferred tax asset                               6,406        6,231

      Valuation allowance                                   (2,599)      (3,508)
                                                         ----------   ----------


      Net deferred tax assets                            $   3,807    $   2,723
                                                         ==========   ==========

  The net decrease of $909 in the valuation allowance for fiscal year 2000 relates to a portion of the net operating loss carryforwards and research and experimentation credits resulting from the acquisition of Spacetec in fiscal year 1999. The Company's net operating loss carryforwards aggregate approximately $7.7 million at March 31, 2000 and expire in 2012-2014. The utilization of the Spacetec net operating loss carryforwards are limited to approximately $600 per year for income tax purposes as well as being limited to the taxable earnings of Spacetec. The credit carryforwards also have a yearly limitation amount as well as being limited to taxable earnings of Spacetec and expire in 2012 and 2013. As of March 31, 2000, a valuation allowance has been provided for a portion of these deferred tax assets because management cannot conclude that it is presently more likely than not that such deferred income tax assets will be utilized.

  The income tax provision is reconciled to the tax computed at the statutory federal rate as follows:

                                                            Fiscal year ended March 31,
                                                         2000          1999          1998
                                                      ----------    ----------    ----------

      Tax expense (benefit) at federal statutory rate     34.00%      (34.00)%       (34.00)%
      Foreign taxes                                       (7.65)         .09            .39
      Foreign sales corporation benefit                  (39.01)          -              -
      Permanent differences                               17.71        11.41           35.38
      Other                                               34.39         (.18)          (1.00)
                                                      ----------    ----------    ----------

                                                          39.44%      (22.68)%          .77 %
                                                      ==========    ==========    ===========

  Permanent   differences   primarily   include   nondeductible   goodwill   and
  nondeductible meals and entertainment expense. Other differences include state income taxes net of the Federal benefit.

NOTE I - SHAREHOLDERS' EQUITY

  On October 7, 1997 the  Company  undertook  the  Recapitalization  whereby the
  Company: (i) refinanced its existing debt by obtaining a $13 million line of credit, a $27 million term note and a $6 million subordinated term note, and by issuing 550 shares of common stock for aggregate proceeds of $6,192 representing approximately 87.4% of the stock ownership of the Company; and
  (ii) repurchased 509 shares of its previously existing outstanding stock for aggregate cash consideration of $17,828, including direct expenses of approximately $690. The repurchase of existing stock resulted in the old shareholder group maintaining an approximate 12.6% interest in the Company.

  All holders of common stock are entitled to one vote per share and are entitled to dividends, provided that equivalent dividends are declared and paid on all outstanding shares of common stock. The Company has granted stock options and warrants to purchase shares of Class A common stock of the Company.

  In fiscal year 1996, the Company authorized and issued 34 shares of preferred stock. At March 31, 1996 and 1997, 34 shares were issued and outstanding. During fiscal year 1998 all shares of preferred stock were converted to shares of common stock. The shares were converted in accordance with the original terms of the preferred stock, resulting in no beneficial conversion interests.

  Certain employees of Spacetec were eligible to participate in an Employee Stock Purchase Plan. This plan terminated upon Spacetec being acquired by Labtec and 9 shares were issued at such time.

  On September 30, 1998 the Company sold 96 shares of common stock (post stock splits) to certain members of management for $3.05 per share. Of this, $265 was received in cash and the remaining $26 in proceeds was recorded as a stock subscription receivable. The difference between the fair market value of the Company's common stock and the proceeds received was recorded as compensation expense aggregating $781 during the year ended March 31, 1999. During the year ended March 31, 1998, the Company effected a 8.5853 to 1 stock split followed by a second split at 20 to 1. On February 17, 1999, directly following the acquisition of Spacetec, the Company effected a 1 for 3 reverse stock split. On December 1, 1999, the Company effected a 1 for 2 reverse stock split. All share and per share amounts in the consolidated statement of operations and comprehensive income (loss) and the notes to consolidated financial statements have been retroactively adjusted for these splits.

  The Company provided an employee stock option plan (the Plan) which commenced on January 27, 1995. Options under the Plan were granted at the discretion of the Board of Directors. The exercise price of these options generally was the fair market value of shares at the date of grant as determined by the Board of Directors. Such options were exercisable generally over ten years from the time the options were granted, and vested over a period of three years. Compensation cost recognized on the Company's stock option grants which provided an exercise price below the fair value on the date of the grant was $73 for the year ended March 31, 1998.

  The Plan allowed the granting of options to purchase up to an aggregate of 496 shares (before considering stock splits) of the Company's Class A common stock. Options granted under the Plan were nonqualified stock options as defined by the Internal Revenue Code. All options were exercised and the Plan was terminated pursuant to the completion of the Recapitalization in October of 1997.

  In connection with the Recapitalization, the Company established a new employee stock option plan, which commenced on October 7, 1997 (the New Plan). The Company reserved 443 shares of common stock for issuance to certain employees under the New Plan. The exercise price of these options range from $3.0481

  (estimated fair value based upon the price paid for new shares) to $9.1444 per share. Such options may be exercised generally over 10 years from the time the options are granted, and vest over a period of four years.

  The Company has elected to follow APB No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized. Pro forma information regarding net income per share is required by SFAS No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The 1998 options were valued using the minimum value pricing model as prescribed by SFAS 123 for nonpublic companies. The options issued subsequent to fiscal 1998 have been valued using the Black-Scholes pricing model as prescribed by SFAS 123.

  The following weighted-average assumptions have been used for grants of stock options.

                                           2000          1999          1998
                                        ----------    ----------    ----------
      Risk-free interest rate              5.45%         5.20%         5.61%
      Expected dividend yield              -             -             -
      Expected lives                       5 years       5 years       5 years
      Expected volatility                   103%           71%         -

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

   Using the Black-Scholes option valuation model, the weighted-average grant date value of options granted during fiscal 2000 and 1999 was $7.98 and $8.06 per option, respectively.

   The pro forma effect of applying FAS 123 would have an immaterial effect for fiscal 1998 and 1997 based on the above assumptions. The Company's pro forma information for fiscal 2000 and 1999 is as follows:

                                          Year ended            Year ended
                                         March 31, 2000        March 31, 1999
                                      --------------------  --------------------
                                      Reported   Pro forma  Reported   Pro forma
                                      --------   ---------  --------   ---------
    Net income (loss) (in thousands)  $   176    $   (166)  $(4,942)   $ (4,988)
    Net income loss per share
       Basic and diluted              $  0.05    $   (.04)  $ (1.98)      (2.00)

The following table summarizes the stock option transactions under the Plan and New Plan described above.

                                          Shares        Average
                                           under        exercise
                                          option         price
                                        ----------    ----------
   Balance, March 31, 1997                  1,730     $ 1,082.44

      Options exercised                    (1,730)      1,082.44

      Options granted                     358,591           5.08
      Options cancelled                   (34,182)          5.08
                                        ----------

   Balance, March 31, 1998                324,409           5.08

      Options granted                     153,925          14.78
      Options cancelled                  (233,510)          5.08
                                        ----------

   Balance, March 31, 1999                244,824          12.24

      Options granted                     216,325           9.50
      Options exercised                    (6,925)          5.08
      Options cancelled                   (82,892)          5.08
                                        ----------

   Balance, March 31, 2000                371,332     $     9.24
                                        ==========    ==========


  A summary of options outstanding and exercisable at March 31, 2000 is as follows:

                                                     Options Outstanding                       Options Exercisable
                                        -----------------------------------------------   ------------------------------
                                                          Weighted-        Weighted-                        Weighted-
                                                           Average          Average                          Average
                                           Number         Remaining        Exercise          Number          Exercise
                                        outstanding          Life            Price        Exercisable         Price
                                        -------------    -------------   --------------   -------------    -------------
      $0.00 - $5.00                           78,777          3.42       $     3.05            28,447      $     3.05
      $5.01 - $9.00                           71,029          8.10       $     7.68             3,292      $     6.33
      $9.01 - $10.00                         109,812          8.08       $     9.69            30,583      $     9.48
      $10.01 - $20.00                        111,714          7.89       $    14.15            61,839      $    16.89


NOTE J - COMMITMENTS AND CONTINGENCIES

  1. Commitments
     -----------

  The Company is contractually obligated under various operating lease agreements for warehouse and office space until April of 2006. The total rent expense related to warehouse and office space under leases amounted to $982, $621 and $352 for the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

  Future minimum lease payments under these leases are as follows:

      Fiscal year
         2001                                                   $       989
         2002                                                           968
         2003                                                           903
         2004                                                           860
         2005                                                           838
         Thereafter                                                     911
                                                                -------------
                                                                -------------

         Total minimum lease payments                           $     5,469
                                                                =============


  2. Contingencies
     -------------

  Pursuant to the Recapitalization agreement, the shareholder group that received redemption proceeds are contingently entitled to receive from the Company up to $1,500 upon a "Change in Control" (as defined in the Stockholders Agreement), or up to $3,000 in the event of an "Initial Public Offering" (as defined in the Stockholders Agreement).

  The Company becomes involved in litigation, disputes, employment matters and other proceedings in the normal course of its business. In the opinion of management, and after consultation with legal counsel, the Company's liability, if any, under any pending matters would not materially affect its financial condition or results of operations.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

As reported in the Form 8-K filed by the Company on February 15, 2000, the Company changed its independent public accountants to Grant Thornton LLP, effective February 8, 2000.

                                    PART III
                                    --------

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

The financial statements are listed beginning on page 18 of this report.

         2.       Financial Statement Schedules

The following schedule is filed as part of this report:

         Schedule II - Valuation and Qualifying Accounts

No  other   schedules  are  included   because  the  required   information   is
inapplicable, not required, or is presented in the financial statements or the notes thereto.

         3.       Exhibits

                  The exhibits are listed below under Part IV, Item 14(C) of this report.

(B)      Reports on Form 8-K:

On May 4, 1999, the Company filed a report on Form 8-K/A relating to the amendment of Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to provide financial statements and pro forma financial information.

On September 2, 1999, the Company filed a report on Form 8-K relating to Item 2, Acquisition of Assets, in connection with the Company's purchase of all the outstanding stock of Connector Resources Unlimited, Inc.

On November 1, 1999, the Company filed a report on Form 8-K relating to Item 5, Other Events, in connection with the listing of the Company's securities on the Nasdaq National Market.

On November 2, 1999, the Company filed a report on Form 8-K/A relating to the amendment of Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, to provide the financial statements of Connector Resources Unlimited, Inc.

On December 1, 1999, the Company filed a report on Form 8-K relating to Item 5, Other Events, in connection with the listing of the Company's securities on the Nasdaq National Market.

On February 15, 2000, the Company filed a report on Form 8-K relating to Item 4, Changes in Registrant's Certifying Accountant, in connection with the retainer of Grant Thornton LLP as the Company's independent public accountants.

(C)      Exhibits:

    Number           Description of Exhibit                                Method of Filing

    1                Letter Agreement between the Issuer and Sun           Incorporated by reference to Exhibit 1 to
                     Multimedia Partners, L.P.                             the Form SC 13D/A filed by Labtec Inc. on
                                                                           February 10, 2000

    2.1              Stock Purchase Agreement, dated as of August 4,       Incorporated by reference to Exhibit 2.1
                     1999, among the Purchaser, the Company and each       to the Form 8-K filed by Labtec Inc. on
                     of the stockholders of Connector Resources            September 2, 1999 ("Labtec September 2,
                     Unlimited, Inc.                                       1999 Form 8-K")

    2.2              Promissory Note, dated as of August 20, 1999,         Incorporated by reference to Exhibit 2.2
                     issued by the Company and payable to Carl W.          to the Labtec September 2, 1999 Form 8-K
                     Gromada, as collection agent for each of the
                     stockholders of Connector Resources Unlimited,
                     Inc.
                                                                           Incorporated by reference to Exhibit 3.1
    3.1              Restated Articles of Organization                     to the Labtec Inc. Annual Report on Form
                                                                           10-K for the fiscal year ended March 31,
                                                                           1999 ("Labtec 1999 Form 10-K")

                                                                           Incorporated by reference to Exhibit 3.2
    3.2              Articles of Amendment                                 to the Labtec 1999 Form 10-K

    3.3              Amended and Restated By-Laws of the Company           Incorporated by reference to Exhibit 3.3
                                                                           to the Labtec 1999 Form 10-K

    3.4              Articles of Amendment                                 Incorporated by reference to Exhibit 3.3
                                                                           to the Form 10-Q filed by Labtec Inc. on
                                                                           November 15, 1999 ("Labtec November 15,
                                                                           1999 Form 10-Q")

    4.1              Specimen certificate for shares of common stock       Incorporated by reference to Exhibit 4.1
                     of the Company                                        to the Labtec 1999 Form 10-K



                                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        June 29, 2000

      LABTEC INC.


      By:                                         s/ Robert G Wick
                                                  --------------------
                                                  Robert G. Wick
                                                  President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                  Title                                 Date
  ---------                  ------                                ----

    /s/ Robert G. Wick         President, CEO, and Director        June 29, 2000
  -------------------------    (principal executive officer)
        Robert G. Wick


    /s/ Marc J. Leder          Co-Chairman, Senior Vice President, June 29, 2000
  -------------------------    Finance, Chief Financial Officer,
        Marc J. Leder          Director and Treasurer (principal
                               financial officer and principal
                               accounting officer)


    /s/ Rodger R. Krouse       Co-Chairman, Vice President,        June 29, 2000
  -------------------------    Director
        Rodger R. Krouse


    /s/  Clarence Terry        Vice President, Director            June 29, 2000
  -------------------------
         Clarence Terry


    /s/  Bradley A. Krouse     Director                            June 29, 2000
  -------------------------
         Bradley A. Krouse


    /s/  George R. Rea         Director                            June 29, 2000
  -------------------------
         George R. Rea


    /s/ Patrick J. Sullivan    Director                            June 29, 2000
  -------------------------
        Patrick J. Sullivan



    /s/ Joseph Pretlow         Director                            June 29, 2000
  -------------------------
        Joseph Pretlow

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Labtec Inc.

Our audit of the consolidated financial statements referred to in our report dated May 15, 2000 in this Form 10-K also includes an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/      Grant Thornton LLP

Portland, Oregon
May 15, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Labtec Inc.

Our audits of the fiscal 1999 consolidated financial statements referred to in our report dated May 21, 1999 in this Form 10-K also includes an audit of the fiscal 1999 Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related fiscal 1999 consolidated financial statements.


/s/      PricewaterhouseCoopers LLP

Portland, Oregon
May 21, 1999

                                                                Schedule II

                                        Labtec, Inc.
                              Valuation and Qualifying Accounts


                                            ------------------------------------
                                               1998          1999         2000
                                               ----          ----         ----

Bad Debt Reserve
----------------
Beginning Balance                            120,000        89,736       937,990
Additions - charged to expense                62,910       762,163       146,948
Spacetec Reserve - purchase accounting                     252,845
CRU Reserve - purchase accounting                                         12,059
Writeoffs                                     93,174       166,754       391,083
Ending Balance                                89,736       937,990       705,914

Inventory Reserve
-----------------
Beginning Balance                             200,000           -        399,851
Additions - charged to expense                             500,000       186,064
CRU Reserve - purchase accounting                                        102,403
Writeoffs                                     200,000      100,149
Ending Balance                                     -       399,851       688,318

Returns & Allowances Reserve
----------------------------
Beginning Balance                             599,162      578,067       505,153
Additions - charged to expense              2,509,109    2,077,055     2,461,579
CRU Reserve - purchase accounting                                         42,706
Deletions                                   2,530,204    2,149,969     2,425,594
Ending Balance                                578,067      505,153       583,844

Advertising Allowance Reserve
-----------------------------
Beginning Balance                             241,821      233,392       297,987
Additions - charged to expense              2,284,720    3,459,843     4,461,996
Deletions                                   2,293,149    3,395,248     4,185,100
Ending Balance                                233,392      297,987       574,883


Allowance for Deferred Tax Asset
--------------------------------
Beginning Balance                                  -            -             -
Additions - charged to expense                           3,508,392     2,599,000
Deletions                                                3,508,392     2,599,000
Ending Balance                                     -            -             -