Form 10-K/A
period 2000-03-31
LABTEC INC /MA
filed 2000-08-14
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT (AMENDED) PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                           Commission File No. 0-27302
                                     -------

                                   LABTEC INC.
             (Exact name of Registrant as specified in its charter)

           Massachusetts                                       04-3116697
--------------------------------------                      ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1499 Southeast Tech Center Drive, Suite 350, Vancouver, WA              98683
----------------------------------------------------------              -----
        (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code:  (360) 896-2000
                                                     --------------

The Registrant files this Form 10-K/A to amend its Form 10-K filed by the Registrant on June 29, 2000.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

The table included in Item 5 is amended to read:

                                                High             Low

                 Year ended March 31, 1999

                 First Quarter                  $18 3/4          $16 1/2

                 Second Quarter                 $17 1/4          $9 3/8

                 Third Quarter                  $16 7/8          $9 3/8

                 Fourth Quarter                 $13 1/8          $10 3/4


                 Year ended March 31, 2000

                 First Quarter                  $10              $8 1/2

                 Second Quarter                 $8               $7 1/2

                 Third Quarter                  $8               $5 1/2

                 Fourth Quarter                 $8               $7


Otherwise, Item 5 is unchanged.

Item 8.  Financial Statements and Supplementary Data.

The report of PricewaterhouseCoopers LLP is amended to read as follows:

                        Report of Independent Accountants
                        ---------------------------------

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

We have not audited the consolidated financial statements of Labtec Inc. and its subsidiaries for any period subsequent to March 31, 1999.

/s/   PricewaterhouseCoopers LLP


May 21, 1999

Otherwise, Item 8 is unchanged.


                                     PART IV

Item 14 is amended to read as follows:

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.
          ----------------------------------------------------------------

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

    2.1              Stock Purchase Agreement, dated as of August 4,       Incorporated by reference to Exhibit 2.1
                     1999, among the Purchaser, the                        to the Form 8-K filed by Labtec Inc. on




                     Company and eachof the stockholders of                September 2, 1999 ("Labtec September 2,
                     Connector Resources Unlimited, Inc.                   1999 Form 8-K")


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

    4.1              Specimen certificate for shares of common stock       Incorporated by reference to Exhibit 4.1
                     of the Company                                        to the Labtec 1999 Form 10-K

    10.1             Labtec Inc. Amended and Restated 1997 Employee        Incorporated by reference to Exhibit 10.1
                     Stock Option Plan                                     to the Labtec 1999 Form 10-K

    10.2             1997 Employee Stock Option Plan - Option              Incorporated by reference to Exhibit 10.2
                     Certificate and Agreement                             to the Labtec 1999 Form 10-K

    10.3             Amended and Restated 1997 Employee Stock Option       Incorporated by reference to Exhibit 10.3
                     Plan - Option Certificate and Agreement               to the Labtec 1999 Form 10-K

    10.4             Amended and Restated Stock Option Plan                Incorporated by reference to Exhibit 10.1
                                                                           to the Spacetec IMC Corporation
                                                                           Registration Statement on Form S-1
                                                                           (Commission File No. 33-98064) (the
                                                                           "Spacetec Registration Statement")

    10.5             Amended and Restated 1995 Director Stock Option       Incorporated by reference to Exhibit 10.2
                     Plan                                                  to the Spacetec Annual Report on Form 10-K
                                                                           for the fiscal year ended March 31, 1997




    10.6             1995 Employee Stock Purchase Plan                     Incorporated by reference to Exhibit 10-3
                                                                           to the Spacetec Registration Statement

    10.7             Amended and Restated Agreement and Plan of            Incorporated by reference to Exhibit 2.1
                     Merger among Spacetec IMC Corporation, SIMC           to the Spacetec Current Report on Form 8-K
                     Acquisition Corporation and Labtec Inc., dated        dated October 21, 1998 (date of earliest
                     as of October 2, 1998, as amended and restated        event reported) filed with the Commission
                     as of November 13, 1998                               (File No. 0-27302) on November 17, 1998

    10.8             Spacetec IMC Corporation Unsecured Subordinated       Incorporated by reference to Exhibit 10.8
                     Promissory Note for $1,065,000 dated February         to the Labtec 1999 Form 10-K
                     17, 1999

    10.9             Credit Agreement, dated as of October 7, 1997,        Incorporated by reference to Exhibit 10.9
                     among Labtec Inc., various lending institutions       to the Labtec 1999 Form 10-K
                     and Bankers Trust Company, as agent

    10.10            First Amendment, dated as of December 15, 1998,       Incorporated by reference to Exhibit 10.10
                     among Labtec Inc., the lending institutions           to the Labtec 1999 Form 10-K
                     party to the Credit Agreement and Bankers Trust
                     Company, as agent

    10.11            Second Amendment and Agreement to Amend and           Incorporated by reference to Exhibit 10.11
                     Restate, dated February 17, 1999, among Labtec to
                     the Labtec 1999 Form 10-K Inc., the lending
                     institutions party to the Credit Agreement and
                     Bankers Trust Company, as agent

    10.12            Recapitalization Agreement and Plan of Merger         Incorporated by reference to Exhibit 10.12
                     between Speaker Acquisition Corp. and LEI             to the Labtec 1999 Form 10-K
                     Holdings, Inc., dated as of August 26, 1997

    10.13            Lease Agreement, dated April 24, 1997, between        Incorporated by reference to Exhibit 10.13
                     Pacific Realty Associates, L.P., and Labtec           to the Labtec 1999 Form 10-K
                     Enterprises, Inc.

    10.14            Lease Agreement, dated February 4, 1998, between      Incorporated by reference to Exhibit 10.14
                     Columbia Tech Center, L.L.C., and Labtec Inc.         to the Labtec 1999 Form 10-K

    10.15            Sublease Agreement, dated December 26, 1995,          Incorporated by reference to Exhibit 10.4
                     between Spacetec and TRC Environmental                to the Spacetec IMC Corporation Annual
                     Corporation                                           Report on Form 10-K for the fiscal year
                                                                           ended March 31, 1996 (the "Spacetec 1996
                                                                           Form 10-K")

    10.16            Labtec Enterprises, Inc. $6,000,000 Principal         Incorporated by reference to Exhibit 10.16
                     Amount of Senior Subordinated Notes and 50,000        to the Labtec 1999 Form 10-K
                     Shares of Common Stock Purchase Agreement, dated
                     October 7, 1997

    10.17            Recognition, Non-Disturbance and Attorney             Incorporated by reference to Exhibit 10.5




                     Agreement, dated December 26, 1995, between the to the Spacetec 1996 Form 10-K Company and
                     Historic Boott Mill Limited Partnership

    10.18            Royalty Agreement, dated May 29, 1991, between        Incorporated by reference to Exhibit 10-6
                     the Company and John A. Hilton                        to the Spacetec Registration Statement

    10.19            Resale Agreement, dated as of May 1, 1991,            Incorporated by reference to Exhibit 10.8
                     between the Company and Electronic Data Systems       to the Spacetec Registration Statement.
                     Corporation (as successors to McDonnell Douglas       See also footnote 1 below.
                     Corporation), as amended by Amendment No. 1
                     dated December 23, 1993, and Amendment No. 2
                     dated October 6, 1994

    10.20            Distribution and Marketing Agreement, dated           Incorporated by reference to Exhibit 10.9
                     April 28, 1994, between the Company and Sumisho       to the Spacetec Registration Statement.
                     Electronic Devices Corporation                        See also footnote 1 below.

    10.21            Form of Confidentiality and Inventions Agreement      Incorporated by reference to Exhibit 10.11
                     between the Company and its employees                 to the Spacetec Registration Statement.

    10.22            Form of Non-Disclosure Agreement between the          Incorporated by reference to Exhibit 10.12
                     Company and its consultants                           to the Spacetec Registration Statement.

    10.23            Severance Agreement, dated March 18, 1998,            Incorporated by reference to Exhibit 10.15
                     between the Company and Dennis T. Gain                to the Spacetec IMC Corporation Annual
                                                                           Report on Form 10-K for the fiscal year
                                                                           ended March 31, 1998 (the "Spacetec 1998
                                                                           Form 10-K")

    10.24            Employment Agreement, dated June 1, 1998 between      Incorporated by reference to Exhibit 10.24
                     the Company and Gregory Jones                         to the Labtec 1999 Form 10-K

    10.25            Form of Credit Agreement, dated as of August 20,      Incorporated by reference to Exhibit 10.11
                     1999, among the Company and certain                   to the Labtec November 15, 1999 Form 10-Q
                     subsidiaries, various guarantors, various
                     lending institutions and The Chase Manhattan
                     Bank, as agent

    10.26            Amendment to Purchase Agreement, dated as of          Incorporated by reference to Exhibit 10.17
                     October 25, 1999 and effective as of August 20,       to the Labtec November 15, 1999 Form 10-Q
                     1999, between Labtec Corporation and the KB
                     Mezzanine Fund II, L.P.
    16               Letter of PricewaterhouseCoopers LLP re:  change      Incorporated by reference to Exhibit 16 to
                     in certifying accountant                              the Form 8-K filed by Labtec Inc. on
                                                                           February 15, 2000

    21.1             List of Subsidiaries                                  Filed Herewith




    23.1             Consent of Independent Accountants                    Filed Herewith

    23.2             Consent of Independent Accountants                    Filed Herewith

    27.1             Financial Data Schedule                               Filed Herewith

    99.1             Press Release dated December 1, 1999 issued by        Incorporated by reference to Exhibit 99.1
                     the registrant                                        to the Form 8-K filed by Labtec Inc on
                                                                           December 1, 1999 ("Labtec December 1, 1999
                                                                           Form 8-K")

    99.2             Security Ownership of Certain Beneficial Owners       Incorporated by reference to Exhibit 99.2
                     and Management of Labtec Inc. as of December 1,       1999 to the Labtec December 1, 1999 Form
                                                                           8-K




    99.3             Press Release dated November 30, 1999 issued by       Incorporated by reference to Exhibit 99.3
                     the registrant                                        to the Form 8-K filed by Labtec Inc. on
                                                                           November 1, 1999



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

Date:        August 14, 2000

      LABTEC INC.


      By:                                                   s/ Robert G Wick
                                                             Robert G. Wick
                                                             President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 Signature                          Title                           Date
 ---------                          -----                           ----

  /s/  Robert G. Wick         President, CEO, and Director      August 14, 2000
 --------------------         (principal executive officer)
      Robert G. Wick

  /s/ Marc J. Leder           Co-Chairman, Senior Vice          August 14, 2000
 ---------------------        President, Finance, Chief
      Marc J. Leder           Financial Officer, Director and
                              Treasurer (principal financial
                              officer and principal accounting
                              officer)



  /s/ Rodger R. Krouse        Co-Chairman, Vice President,      August 14, 2000
 ---------------------        Director
      Rodger R. Krouse



  /s/ Clarence Terry          Vice President, Director          August 14, 2000
 ---------------------
      Clarence Terry



  /s/ Bradley A. Krouse       Director                          August 14, 2000
 -----------------------
      Bradley A. Krouse


  /s/ George R. Rea           Director                          August 14, 2000
 ---------------------
      George R. Rea


  /s/ Patrick J. Sullivan     Director                          August 14, 2000
 --------------------------
      Patrick J. Sullivan


  /s/   Joseph Pretlow        Director                          August 14, 2000
 -----------------------
        Joseph Pretlow