Form 10-Q
period 2000-06-30
LABTEC INC /MA
filed 2000-08-14
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.



|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-27302

                                   LABTEC INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Massachusetts                           04-3116697
         -------------------------------              --------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

1499 S.E. Tech Center Place, Suite 350, Vancouver, WA       98683
-----------------------------------------------------------------
       (Address of principal executive offices)            Zip Code

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

                       Yes      |X|               No       |_|

There were 4,013,590 shares of Common Stock outstanding at August 14, 2000.

                                   LABTEC INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                    and March 31, 2000......................................   4


              Consolidated Statements of Operations (unaudited) for the three
                    and nine month periods ended June 30, 2000..............   5

              Consolidated Statements of Cash Flows (unaudited) for the three
                    and nine month periods ended June 30, 2000..............   6

              Notes to Financial Statements (unaudited).....................   7

Item 2.  Management's Discussion and Analysis
             of Financial Statements (unaudited)............................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  14

PART II -   OTHER INFORMATION
-----------------------------

Item 6.  Exhibits and Reports on Form 8-K...................................  15

         Signatures.........................................................  18

                         PART I. - FINANCIAL INFORMATION

Item 1.          Financial Statements
                 --------------------


                                   Labtec Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                              Assets                                June 30, 2000     March 31, 2000
                              ------                                -------------     --------------
                                                                     (Unaudited)
Current Assets:
   Cash...........................................................    $   1,475         $   1,373
   Accounts receivable, net.......................................       20,479            22,120
   Interest and other receivables.................................           20                16
   Inventories....................................................       16,041            13,955
   Prepaid expenses...............................................          172               171
   Current deferred income taxes..................................        1,743             1,854
                                                                      ---------         ---------
      Total current assets........................................       39,930            39,489

Property and equipment, net.......................................        2,610             2,332
Noncurrent deferred income taxes..................................        1,953             1,953
Debt issuance costs...............................................        2,176             2,277
Other noncurrent assets...........................................          179               180
Goodwill, net.....................................................       16,738            17,038
                                                                      ---------         ---------
                                                                      $  63,586         $  63,269
                                                                      =========         =========
          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Line of credit.................................................    $  11,226          $ 10,761
   Current portion of long-term debt..............................        2,688             2,900
   Accounts payable...............................................       12,367             9,411
   Income taxes payable...........................................          226               185
   Accrued payroll and benefits...................................          813             1,359
   Accrued interest...............................................          242               256
   Other accrued expenses.........................................        1,430             1,539
                                                                      ---------         ---------
      Total current liabilities...................................       28,992            26,411

Long-term debt...................................................        26,068            28,747
                                                                      ---------         ---------
                                                                         55,060            55,158
                                                                      ---------         ---------

Commitments and contingencies....................................           ---               ---

Shareholders' Equity (Deficit):
Preferred stock, par value $.01, 1,000 share authorized and no
shares outstanding at June 30, or March 31, 2000                            ---               ---
Common stock, par value $.01, 25,000 shares authorized, 4,013 shares issued and outstanding at June 30, and March 31, 2000,
respectively......................................................           40                40
Additional paid-in capital........................................       23,824            23,806
Accumulated deficit...............................................      (15,299)          (15,688)
Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment..........          (39)              (47)
                                                                      ---------         ---------
                                                                          8,526             8,111
                                                                      ---------         ---------
                                                                      $  63,586         $  63,269
                                                                      =========         =========

    The accompanying notes are an integral part of these financial statements

                                  Labtec Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months Ended    Three Months Ended
                                           June 30, 2000        June 30, 1999
                                           -------------        -------------

Net sales                                    $ 24,088             $ 15,512

Cost of sales                                  14,442                9,175
                                             --------             --------

Gross profit                                    9,646                6,337
                                             --------             --------

Operating expenses:
  Selling and marketing                         5,225                3,349
  General and administrative                    1,279                1,037
  Research and development                        599                  498
  Depreciation                                    377                  346
  Amortization of goodwill                        299                  817
                                             --------             --------

                                                7,779                6,047
                                             --------             --------

Income from operations                          1,867                  290

  Interest expense, net                         1,172                  762
  Other nonoperating expense                       57                   27
                                             --------             --------

Total other expense                             1,229                  789
                                             --------             --------

Income (loss) before income taxes                 638                 (499)

Provision for income taxes                        249                   49
                                             --------             --------

Net income (loss)                            $    389             $   (548)
                                             ========             ========

Weighted average shares outstanding
     Basic                                      4,011                3,453
     Diluted                                    4,020                3,453

Net income (loss) per share
     Basic                                   $   0.10             $  (0.16)
                                             ========             ========
     Diluted                                 $   0.10             $  (0.16)
                                             ========             ========

Comprehensive income (loss):
  Net income (loss)                          $    389             $   (548)
  Change in cumulative translation adjustment      (1)                 (31)
                                             --------             --------
Comprehensive income (loss)                  $    388             $   (579)
                                             ========             ========

    The accompanying notes are an integral part of these financial statements

                                   Labtec Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                      2000           1999
                                                      ----           ----
Cash flow from operating activities
  Net income (loss)                                $   389        $  (548)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Depreciation                                     377            346
      Amortization of goodwill                         300            817
      Amortization of debt issuance costs              109            115
      Change in deferred income taxes                  111             87
      Compensation expense on stock options             10            ---
      Write-off of debt issuance costs                 ---            ---
  Changes in current assets and liabilities:
      Accounts receivable                            1,641          2,937
      Inventories                                   (2,086)           318
      Interest and other receivables                    (4)           (24)
      Income taxes receivables                         ---             59
      Prepaid expenses                                  (1)            28
      Accounts payable                               2,956         (3,050)
      Income taxes payable                              41            ---
      Accrued interest                                 (14)             9
      Accrued payroll and other expenses              (655)          (414)


                                                   -------        -------
Net cash provided by operating activities            3,174            679
                                                   -------        -------


Cash flow from investing activities
  Capital expenditures                                (653)          (299)
  Other assets                                         ---            121

                                                   -------        -------
Net cash used for investing activities                (653)          (178)
                                                   -------        -------


Cash flow from financing activities
  Net increase (decrease) in short-term credit
    facility                                           465           (800)
  Repayment of long-term debt                       (2,891)           ---
  Debt issuance costs                                   (8)           ---
  Proceeds from exercise of stock options                7             12

                                                   -------        -------
Net cash used in financing activities               (2,427)          (788)
                                                   -------        -------

Effect of foreign currency on cash                       8            (31)
                                                   -------        -------

Net increase (decrease) in cash                        102           (318)

Cash at beginning of period                          1,373            768
                                                   -------        -------

Cash at end of period                              $ 1,475        $   450
                                                   =======        =======

    The accompanying notes are an integral part of these financial statements

                                   Labtec Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of results for the interim periods. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Reclassifications have been made to amounts in prior years to conform to the current year presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,303 and $1,290 at June 30 and March 31, 2000, respectively. At June 30 and March 31, 2000, 9% and 13%, respectively, of receivables were from one customer.

3.     Inventories

Inventories are manufactured by foreign factories subcontracted by the Company. Of total inventories, $219 and $450 was in transit at June 30, and March 31, 2000, respectively.

4.     Property and Equipment

Property and equipment consists of the following:

                                 June 30, 2000                March 31, 2000
                                 -------------                --------------
Leasehold improvements              $      117                   $      256
Tooling and molds                        1,603                        2,588
Furniture and equipment                  2,547                        2,473
Retail displays                          1,533                        2,145
                                    ----------                   ----------
                                         5,800                        7,462
Less: accumulated depreciation          (3,190)                      (5,130)
                                    ----------                   ----------
                                    $    2,610                   $    2,332
                                    ==========                   ==========



5.       Stock

On December 1, 1999 the Company completed a one-for-two reverse stock split of its common stock. Subsequent to the reverse stock split, one of the Company's subordinate debt holders converted $1,500 principal amount of its Senior Subordinated Note due October 1, 2005 for 262 shares of common stock. Also, the Company's majority shareholder converted $824 of the Unsecured Subordinated Promissory Note due February 17, 2005 and $28 of accrued interest for 149 shares of common stock.

6.       Earnings Per Share

Net income (loss) per share on a diluted basis is based on the weighted average number of shares of common stock and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the three months ended June 30, 1999, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding. For the three months ended June 30, 2000, the dilutive impact of stock options are included in the computation of net income per share in accordance with FAS 128. On December 1, 1999 the Company had a one-for-two reverse stock split. The weighted average shares outstanding in 1999 have been adjusted to reflect the reverse split.

Weighted average shares outstanding consist of the following:

                                                 For the Three Months Ended
                                                          June 30,
                                                          --------
                                                     2000             1999
                                                     ----             ----
Weighted average shares outstanding (basic)         4,011            3,453
Effect of dilutive stock options                        9              ---
                                                    -----            -----
Weighted average shares outstanding (diluted)       4,020            3,453
                                                    =====            =====


7.     Purchase of Connector Resources Unlimited, Inc.

On August 20, 1999, Labtec, Inc. ("Labtec") completed the acquisition of Connector Resources Unlimited, Inc. ("CRU"). As a result, Labtec acquired all the outstanding shares of CRU for approximately $13,146 in cash and $1,500 in debt. Concurrent with the acquisition of CRU, Labtec entered into a $43,000 credit facility with a lender and also sold 156 shares of common stock for $1,000. The net proceeds from the credit facility and proceeds from the stock sale were used to retire outstanding debt and accrued interest totaling $23,400, to pay debt issuance costs and loan fees on the new credit facility, to pay for certain acquisition costs related to the purchase of CRU and to fund the purchase of CRU. CRU designs, develops and markets computer peripheral products principally in North America. The acquisition was accounted for as a purchase and therefore the operations of CRU have been included with those of the Company since August 20, 1999.

The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

Purchase price                                                  $ 14,646
Fair value of tangible assets acquired                            (5,338)
Liabilities assumed                                                2,098
Direct costs of acquisition                                          755
                                                                --------
Excess of purchase price over fair value of tangible assets     $ 12,161
                                                                ========

The excess of the purchase price over fair value of tangible assets acquired is being amortized over an estimated useful life of twenty years.

The following unaudited pro forma information presents the results of the Company's operations assuming the CRU acquisition occurred at the beginning of the respective three month periods, after giving effect to adjustments for amortization of goodwill, estimated increase in interest expense and the estimated impact on the income tax provision.

                                                      Three Months Ended
                                                          June 30,
                                                          --------
                                                     2000            1999
                                                     ----            ----
                                                         (unaudited)
Net sales                                          $ 24,088       $ 19,390
Net income (loss)                                       389           (222)
Net income (loss) per share:
Basic                                              $   0.10       $  (0.06)
Diluted                                                0.10          (0.06)

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

8.     Borrowings

In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500 revolving line of credit and $19,250 long-term loan with funds obtained from a $27,000 long-term loan and a $16,000 revolving line of credit with other lenders. Also, a $1,500 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishment of debt. At June 30, 2000, the long-term loans and a portion of the revolving line of credit were accruing interest at LIBOR plus 3.25-3.50% and the remaining portion of the revolving line of credit was accruing interest at the prime rate plus 1.75%. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At June 30, 2000, the amount of debt subject to the fixed rate was $12,450, for which the rate was 9.78%. The bank line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit and promissory note were $2,419 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 increased $8,576,095 to $24,088,354 from $15,512,259 for the period in fiscal 2000. The increase in net sales over the periods was due to the increase in sales for the Company's personal audio, multimedia speaker and PC Voice Access(TM) line of products, and the addition of sales from the data storage product line. Also, the Company's North American retail business increased substantially. The Company's largest customer represented 9.8% of sales for the three months ended June 30, 2000, as compared to 8.1% of sales for three months ended June 30, 1999.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Net Sales                      $24,088      $15,512          55%

Cost of sales increased $5,266,604 to $14,441,798 in the three months ended June 30, 2000 from $9,175,194 in the period in fiscal 2000. The increase over the periods was primarily the result of an increase in net sales. As a percentage of net sales, the cost of sales increased slightly to 60.0% for fiscal 2001 as compared to 59.1% for fiscal 2000. The increase as a percentage of net sales is attributable to airfreight expense incurred because of the shortage of PC Voice Access(TM) products.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Cost of Sales                  $14,442       $9,175          57%
As a % of Net Sales               60.0%        59.1%

Selling and marketing expenses increased over the periods by $1,875,363 to $5,224,665 from $3,349,302. As a percentage of net sales, selling and marketing expenses increased slightly to 21.7% from 21.6%. The dollar increase is primarily a result of additional sales personnel, higher travel costs to support the increased sales volume, increased variable costs related to the increased sales volume, and increased marketing efforts in the North American retail portion of the business to maintain market share in this very competitive market.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Selling and marketing           $5,225       $3,349          56%
As a % of Net Sales               21.7%        21.6%


General and administrative expenses, which include the Company's corporate finance, legal, human resources, and administrative functions, increased over the periods by $241,800 to $1,279,448 from $1,037,648. As a percentage of net sales, general and administrative expenses decreased to 5.3% from 6.7%. The dollar increase is due primarily to labor costs related to the adding personnel for the CRU acquisition and bonuses accrued for to the Company's executives. As a percentage of net sales, general and administrative expenses decreased primarily due to increased net sales.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
General and administrative      $1,279       $1,037          23%
As a % of Net Sales                5.3%         6.7%


Research and development expenses increased over the periods by $101,006 to $598,805 from $497,799, primarily due to the increased investment in the development of new speaker and PC Voice Access(TM) products and to the enhancement of current products. Also, the dollar increase reflects the increased hiring of employees working in research and development. As a percentage of net sales, research and development decreased primarily due to increased net sales.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Research and development         $599         $498           20%
As a % of Net Sales               2.5%         3.2%


Depreciation increased over the periods by $31,591 to $377,356 from $345,765. The increase was primarily the result of increased capital expenditures for tooling and molds for the new products being developed. Depreciation decreased as a percentage of net sales primarily due to the increase in net sales.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Depreciation                     $377         $346           9%
As a % of Net Sales               1.6%         2.2%


Amortization decreased over the periods by $517,328 to $299,370 from $816,698. This decrease was the result of changing the Spacetec amortization of goodwill from three (3) years to ten (10) years. Goodwill (the purchase price paid for Spacetec and CRU in excess of the fair value of net tangible assets) is being amortized over ten (10) years for Spacetec and twenty (20) years for CRU.
Amortization decreased as a percentage of net sales primarily due to the increase in net sales.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Amortization                     $299         $817          (63%)
As a % of Net Sales               1.2%        5.3%


Interest expense increased over the periods by $410,562 to $1,171,958 from $761,396, primarily as the result of the Company's refinancing and increasing its debt in conjunction with the purchase of CRU. Net interest expense as a percentage of net sales remained the same.

                                        Three Months Ended
                                             June 30,
                                             --------
                                     (in thousands, except %)
                                 2001         2000         %Change
                                 ----         ----         -------
Interest expense, net           $1,172        $762           54%
As a % of Net Sales                4.9%        4.9%


The provision for income taxes was $248,862 for the three months ended June 30, 2000, as compared to $49,299 for the same period in fiscal 2000. The primary reason for the increase was the pre-tax income of $637,780 compared to a pre-tax loss of $498,903 for the prior year.


Liquidity and Capital Resources

As of June 30, 2000, the Company had $1,474,985 in cash and cash equivalents and working capital of $10,937,332. The working capital balance decrease from March 31, 2000, was primarily due to the increase in borrowing on the line of credit and increases in accounts payable, which was partially offset, by the increase in inventory.

Net cash provided by operating activities was $3,174,111 for the three months ended June 30, 2000, compared to cash provided by operating activities of $678,578 for the same period in fiscal 2000. The increase in net cash provided by operating activities was primarily due to the increase in net income over the prior year net loss and the increase in accounts payable, which was partially offset by an increase in inventories.

Net cash used in investing activities was $653,122 for the three months ended June 30, 2000, compared to net cash used in investing activities of $177,558 in fiscal 2000. The increase was primarily due to capital expenditures for the purchase of tooling and molds for the new products being developed this fiscal year.

Financing activities used net cash of $2,426,523 for the three months ended June 30, 2000, principally for repayment of long-term debt.

At June 30, 2000, the long-term loans were accruing interest at the LIBOR rate plus 3.25 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.75%, and the promissory notes at 10% and 6%, respectively. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At June 30, 2000, the amount of debt subject to the fixed rate was $12,450,000, for which the rate was 9.78%.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

                  None.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)      Exhibits:

Number    Description of Exhibit                           Method of Filing
------    ----------------------                           ----------------
3.1       Restated Articles of Organization                Incorporated  by  reference to Exhibit 3.1 to the
                                                           Company's  Annual  Report  on Form  10-K  for the
                                                           fiscal  year ended March 31, 1999 (the "1999 Form
                                                           10-K")
3.2       Articles of Amendment                            Incorporated  by  reference to Exhibit 3.2 to the
                                                           1999 Form 10-K
3.3       Articles of Amendment                            Incorporated  by  reference to Exhibit 3.3 to the
                                                           Form  10-Q  for  the   quarterly   period   ended
                                                           September 30, 1999
3.4       Articles of Amendment                            Incorporated by reference to Exhibit 3.4 to the
                                                           Company's Quarterly Report on Form 10-Q for the
                                                           fiscal quarter entded December 31, 1999
3.5       Amended and Restated By-Laws of the Company      Incorporated  by  reference to Exhibit 3.3 to the
                                                           1999 Form 10-K
4.1       Specimen   certificate  for  shares  of  common  Incorporated  by  reference to Exhibit 4.1 to the
          stock of the Company                             1999 Form 10-K
10.1      Labtec Inc.  Amended and Restated 1997 Employee  Incorporated  by reference to Exhibit 10.1 to the
          Stock Option Plan                                1999 Form 10-K
10.2      1997  Employee   Stock  Option  Plan  -  Option  Incorporated  by reference to Exhibit 10.2 to the
          Certificate and Agreement                        1999 Form 10-K
10.3      Amended  and  Restated  1997   Employee   Stock  Incorporated  by reference to Exhibit 10.3 to the
          Option Plan - Option Certificate and Agreement   1999 Form 10-K
10.4      Amended and Restated Stock Option Plan           Incorporated  by reference to Exhibit 10.1 to the
                                                           Company's  Registration  Statement  on  Form  S-1
                                                           (Commission     File    No.     33-98064)    (the
                                                           "Registration Statement")
10.5      Amended  and  Restated  1995   Director   Stock  Incorporated  by reference to Exhibit 10.2 to the
          Option Plan                                      Company's  Annual  Report  on Form  10-K  for the
                                                           fiscal year ended March 31, 1997
10.6      1995 Employee Stock Purchase Plan                Incorporated  by reference to Exhibit 10.3 to the
                                                           Registration Statement


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


       (b)   Reports on Form 8-K

             The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 2000.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LABTEC INC.


Dated:    August 14, 2000            By: /s/  Robert G. Wick
                                        ----------------------
                                              Robert G. Wick
                                              President and
                                              Chief Executive Officer

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