Form 10-Q
period 2000-09-30
LABTEC INC /MA
filed 2000-11-13
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            SEPTEMBER 30, 2000.



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

                       Yes      |X|               No       |_|

There were 4,014,728 shares of Common Stock outstanding at October 6, 2000.

                                   LABTEC INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
-----------------------------------

Item 1.     Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
             (unaudited)and March 31, 2000 .................................  4


            Consolidated Statements of Operations (unaudited) for the
                  three and six month periods ended September 30, 2000......  5

            Consolidated Statements of Cash Flows (unaudited) for the three and six month periods ended September 30, 2000 ...........  6

            Notes to Financial Statements...................................  7

Item 2.     Management's Discussion and Analysis
            of Financial Statements (unaudited)............................. 10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K................................ 15

            Signatures...................................................... 17

                         PART I. - FINANCIAL INFORMATION

Item 1.          Financial Statements

                                  Labtec, Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                              Assets                             September 30, 2000        March 31, 2000
                              ------                             ------------------        --------------
                                                                    (Unaudited)
Current Assets:
   Cash..........................................................      $    1,890             $   1,373
   Accounts receivable, net......................................          21,760                22,120
   Interest and other receivables................................              25                    16
   Inventories...................................................          18,037                13,955
   Prepaid expenses..............................................              96                   171
   Current deferred income taxes.................................           1,984                 1,854
                                                                            -----                 -----
      Total current assets.......................................          43,792                39,489

Property and equipment, net......................................           2,729                 2,332
Noncurrent deferred income taxes.................................           1,953                 1,953
Debt issuance costs..............................................           2,067                 2,277
Other noncurrent assets..........................................             194                   180
Goodwill, net....................................................          16,439                17,038
                                                                           ------                ------
                                                                       $   67,174             $  63,269
                                                                        =========              ========
          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Line of credit................................................        $ 14,855              $ 10,761
   Current portion of long-term debt.............................           2,736                 2,900
   Accounts payable..............................................          10,408                 9,411
   Income taxes payable..........................................             882                   185
   Accrued payroll and benefits..................................             672                 1,359
   Accrued interest..............................................             400                   256
   Other accrued expenses........................................           2,500                 1,539
                                                                            -----                 -----
      Total current liabilities..................................          32,453                26,411

Long-term debt...................................................          25,391                28,747
                                                                           ------                ------
                                                                           57,844                55,158
                                                                           ------                ------

Commitments and contingencies....................................             ---                   ---

Shareholders' Equity (Deficit):
Preferred stock, par value $.01, 1,000 share authorized and no
shares outstanding at September 30, or March 31, 2000                         ---                   ---
Common stock, par value $.01, 25,000 shares authorized, 4,014 and 4,013 shares issued and outstanding at September 30, and
March 31, 2000, respectively.....................................              40                    40
Additional paid-in capital.......................................          23,830                23,806
Accumulated deficit..............................................         (14,493)              (15,688)
Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment.........            (47)                   (47)
                                                                             ----                  ----
                                                                            9,330                 8,111
                                                                            -----                 -----
                                                                         $ 67,174              $ 63,269
                                                                         ========              ========

The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                     Three Months Ended                   Six Months Ended
                                                  September 30,    September 30,       September 30,    September 30,
                                                  -------------    -------------       --------------   -------------
                                                      2000             1999                 2000             1999
                                                      ----             ----                 ----             ----

Net sales                                             $ 24,179         $ 21,674           $ 48,267         $ 37,186

Cost of sales                                           14,266           13,101             28,708           22,276
                                                  -------------    -------------      -------------    -------------

Gross profit                                             9,913            8,573             19,559           14,910
                                                  -------------    -------------      -------------    -------------

Operating expenses:
  Selling and marketing                                  4,733            3,924              9,958            7,273
  General and administrative                             1,278            1,297              2,557            2,334
  Research and development                                 525              575              1,124            1,073
  Depreciation                                             403              413                780              759
  Amortization of goodwill                                 299            1,112                598            1,929
                                                  -------------    -------------      -------------    -------------

                                                         7,238            7,321             15,017           13,368
                                                  -------------    -------------      -------------    -------------

Income from operations                                   2,675            1,252              4,542            1,542

  Interest expense, net                                  1,270            1,001              2,442            1,763
  Other nonoperating expense                                72               32                129               59
                                                  -------------    -------------      -------------    -------------

Total other expense                                      1,342            1,033              2,571            1,822
                                                  -------------    -------------      -------------    -------------

Income (loss) before income taxes                        1,333              219              1,971             (280)

Provision for income taxes                                 527              206                776              255
                                                  -------------    -------------      -------------    -------------

Net income (loss) before extraordinary items          $    806         $     13           $  1,195         $   (535)

Extraordinary loss                                                      (1,016)                              (1,016)
                                                  -------------    -------------      -------------    -------------

Net income (loss)                                     $    806         $(1,003)           $  1,195         $ (1,551)
                                                  =============    =============      =============    =============

Weighted average shares outstanding
     Basic                                               4,013            3,526              4,013            3,489
     Diluted                                             4,025            3,526              4,023            3,489

Net income (loss) per share
     Basic                                            $   0.20         $  (0.28)          $   0.30         $  (0.44)
                                                  =============    =============      =============    =============
     Diluted                                          $   0.20         $  (0.28)          $   0.30         $  (0.44)
                                                  =============    =============      =============    =============
Comprehensive income (loss):
  Net income (loss)                                   $    806         $ (1,003)          $  1,195         $ (1,551)
  Change in cumulative translation                         (8)               21                 --               (9)
    adjustment
                                                  -------------    -------------      -------------    -------------
Comprehensive income (loss)                           $    798         $  (982)           $  1,195         $ (1,560)
                                                  =============    =============      =============    =============

The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
                      Consolidated Statement of Cash Flows
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Six Months Ended September 30,
                                                              -----------------------------------
                                                                   2000              1999
                                                                   ----              ----
Cash flow from operating activities
  Net income (loss)                                                   $ 1,195           $ (1,551)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation                                                        780                759
      Amortization of goodwill                                            598              1,929
      Amortization of debt issuance costs                                 219                214
      Change in deferred income taxes                                    (130)                27
      Compensation expense on stock options                                11                ---
      Write-off of debt issuance costs                                    ---              1,693
  Changes in current assets and liabilities:
      Accounts receivable                                                 360             (1,315)
      Inventories                                                      (4,082)             1,097
      Interest and other receivables                                       (9)               (20)
      Income taxes receivables                                            ---                 97
      Prepaid expenses                                                     75                101
      Accounts payable                                                    997             (2,053)
      Income taxes payable                                                697               (449)
      Accrued interest                                                    144                277
      Accrued payroll and other expenses                                  274               (567)
                                                              ----------------   ----------------
Net cash provided by operating activities                               1,129                239
                                                              ----------------   ----------------

Cash flow from investing activities
  Capital expenditures                                                 (1,159)              (726)
  Other assets                                                            (31)               111
  Costs associated with CRU purchase                                                     (11,640)
                                                              ----------------   ----------------
Net cash used in investing activities                                  (1,190)           (12,255)
                                                              ----------------   ----------------

Cash flow from financing activities
  Net increase (decrease) in short-term credit facility                 4,095              5,520
  Proceeds from issuance of long-term debt                                                28,500
  Repayment of long-term debt                                          (3,521)           (20,732)
  Debt issuance costs                                                      (8)            (2,419)
  Proceeds from exercise of stock options                                  12                 27
  Proceeds from issuance of common stock                                                   1,000
  Collection on stock subscription                                                             9

                                                              ----------------   ----------------
Net cash provided by financing activities                                 578             11,905
                                                              ----------------   ----------------

Effect of foreign currency on cash                                        ---                (10)
                                                              ----------------   ----------------

Net increase (decrease) in cash                                           517               (121)

Cash at beginning of period                                             1,373                768
                                                              ----------------   ----------------

Cash at end of period                                                 $ 1,890              $ 647
                                                              ================   ================

The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
                   Notes to Consolidated Financial Statements
                     (In thousand, except per share amounts)
                                   (Unaudited)

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

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,299 and $1,290 at September 30 and March 31, 2000, respectively. At September 30 and March 31, 2000, 12% and 11%, respectively, of receivables were from one customer.

3.     Inventories

Inventories are manufactured by foreign factories subcontracted by the Company. Of total inventories, $241 and $450 was in transit at September 30, and March 31, 2000, respectively.

4.     Property and Equipment

Property and equipment consists of the following:

                                     September 30, 2000         March 31, 2000
                                     ------------------         --------------
Leasehold improvements                      $    127                  $    256
Tooling and molds                              1,859                     2,588
Furniture and equipment                        2,741                     2,473
Retail displays                                1,581                     2,145
                                               -----                     -----
                                               6,308                     7,462
Less: accumulated depreciation                (3,579)                   (5,130)
                                              -------                   -------
                                          $    2,729                $    2,332
                                          ==========                ==========

                                  Labtec, Inc.
             Notes to Consolidated Financial Statements - Continued
                     (In thousand, except per share amounts)


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

6.       Earnings Per Share

Net income (loss) per share on a diluted basis is based on the weighted average number of shares of common stock and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the three and six months ended September 30, 1999, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding. For the three and six months ended September 30, 2000, the dilutive impact of stock options are included in the computation of net income per share in accordance with FAS 128. On December 1, 1999 the Company had a one-for-two reverse stock split. The weighted average shares outstanding in 1999 have been adjusted to reflect the reverse split.

Weighted average shares outstanding consist of the following:

                                                  For the Three Months Ended        For the Six Months Ended
                                                        September 30,                     September 30,
                                                  --------------------------        ------------------------
                                                    2000             1999             2000            1999
                                                    ----             ----             ----            ----
Weighted average shares outstanding (basic)          4,013            3,526           4,013           3,489
Effect of dilutive stock options                        12                0              10               0
                                                     -----            -----           -----           -----
Weighted average shares outstanding (diluted)        4,025            3,526           4,023           3,489
                                                     =====            =====           =====           =====

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

                                  Labtec, Inc.
             Notes to Consolidated Financial Statements - Continued
                     (In thousand, except per share amounts)


The following sets forth the reconciliation of fair value of the assets acquired and the liabilities assumed.

Purchase price                                                $14,646
Fair value of tangible assets acquired                         (5,338)
Liabilities assumed                                             2,098
Direct costs of acquisition                                       755
                                                              -------
Excess of purchase price over fair value of tangible assets   $12,161
                                                              =======

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

                               Three Months Ended           Six Months Ended
                                 September 30,                September 30,
                                 -------------                -------------
                               2000          1999          2000          1999
                               ----          ----          ----          ----
                                  (unaudited)                  (unaudited)
Net sales                       $ 24,179     $ 23,625   $ 48,267   $ 43,096
Net income (loss)                    806         (612)     1,195     (1,651)
Net income (loss) per share:
Basic                            $  0.20     $  (0.17)   $  0.30   $  (0.47)
Diluted                             0.20        (0.17)      0.30      (0.47)

The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the CRU acquisition been consummated as of the beginning of each period, nor is it necessarily indicative of future operating results. The unaudited pro forma information should be read in conjunction with the report of the Company on Form 8-K dated August 20, 1999 and the report of the Company on Form 8-K/A filed November 2, 1999.

8.     Borrowings

In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500 revolving line of credit and $19,250 long-term loan with funds obtained from a $27,000 long-term loan and a $16,000 revolving line of credit with other lenders. Also, a $1,500 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishment of debt. At September 30, 2000, the long-term loans and a portion of the revolving line of credit were accruing interest at LIBOR plus 3.00-3.50% and the remaining portion of the revolving line of credit was accruing interest at the prime rate plus 1.50%. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At September 30, 2000, the amount of debt subject to the fixed rate was $12,100, for which the rate was 9.66%. The bank line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit and promissory note were $2,419 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

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

Three and Six Months Ended September 30, 2000 and September 30, 1999

Net sales were $24,178,950 for the three months ended September 30, 2000 compared to $21,674,325 for the three months ended September 30, 1999 and $48,267,304 for the six months ended September 30, 2000 compared to $37,186,584 for the six months ended September 30, 1999. The increase in net sales over the periods was due primarily to the increase in sales for the Company's personal audio, PC Voice Access(TM) and 3D input device line of products, and the addition of sales from the data storage product line. Also, the Company's North American retail business increased substantially. The Company's largest customer represented 11.7% of sales for the six months ended September 30, 2000, as compared to 9.8% of sales for six months ended September 30, 1999.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Net Sales                        $24,179      $21,674         12%            $48,267        $37,186         30%

Cost of sales increased for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 primarily as a result of higher net sales. Cost of sales as a percentage of net sales decreased for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999 primarily as a result of the change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (PC Voice Access(TM) and personal audio).

                                         Three Months Ended                            Six Months Ended
                                           September 30,                                September 30,
                                  ----------------------------------          -------------------------------------
                                      (in thousands, except %)                     (in thousands, except %)
                                  2000          1999       % Change           2000           1999         % Change
                                  ----          ----       --------           ----           ----         --------
Cost of sales                    $14,266      $13,101         9%             $28,708        $22,276         29%
As a % of net sales                 59.0%        60.4%                         59.5%          59.9%


Selling and marketing expenses increased by $809 to $4,733 for the three months ended September 30, 2000 from $3,924 for the three months ended September 30, 1999. For the six months ended September 30, 2000 selling and marketing expenses increased by $2,685. As a percentage of net sales, selling and marketing expenses increased slightly to 20.6% for the six months ended September 30, 2000 from 19.6% for the six months ended September 30, 1999. The dollar increase is primarily a result of additional sales personnel, higher travel costs to support the increased sales volume, increased variable costs related to the increased sales volume, and increased marketing efforts in the North American retail portion of the business to maintain market share in this very competitive market.

                                         Three Months Ended                            Six Months Ended
                                           September 30,                                September 30,
                                  ----------------------------------          -------------------------------------
                                      (in thousands, except %)                     (in thousands, except %)
                                  2000          1999       % Change           2000           1999         % Change
                                  ----          ----       --------           ----           ----         --------
Selling and marketing            $4,733       $3,924         21%             $9,958         $7,273          37%
As a % of net sales              19.6%        18.1%                           20.6%         19.6%


General and administrative expenses, which include the Company's corporate finance, legal, human resources, and administrative functions, decreased slightly for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. For the six months ended September 30, 2000 general and administrative expenses increased by $223 from the six months ended September 30, 1999. As a percentage of net sales, general and administrative expenses decreased to 5.3% for the six months ended September 30, 2000 from 6.3% for the prior period. The dollar increase is due primarily to additional labor costs related to the adding personnel after the CRU acquisition. As a percentage of net sales, general and administrative expenses decreased primarily due to increased net sales.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
General and administrative       $1,278      $1,297         (1%)            $2,557         $2,334          10%
As a % of net sales               5.3%        6.0%                           5.3%           6.3%


Research and development expenses increased by $51 for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999, primarily due to the increased investment in the development of software drivers for the 3D motion control product line and the development of new speaker and PC Voice Access(TM) products. Also, the dollar increase reflects the increased hiring of employees working in research and development. As a percentage of net sales, research and development decreased primarily due to increased net sales.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Research and development         $525        $575           (9%)            $1,124         $1,073          5%
As a % of net sales              2.2%        2.7%                            2.3%           2.9%

Depreciation dollar amounts increased for the six months ended September 30, 2000 compared to the six months ended September 30, 1999 as the result of increased capital expenditures for computer equipment and software and tooling/molds for new products being developed. Depreciation decreased as a percentage of net sales primarily due to the increase in net sales.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Depreciation                     $403        $413           (2%)            $780           $759            3%
As a % of net sales              1.7%        1.9%                           1.6%           2.0%

Amortization decreased in dollar amount in the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999. As a percentage of net sales, amortization decreased for the three and six months ended September 30, 1999 compared to the same periods ended September 30, 1999. This decrease was the result of changing the Spacetec amortization of goodwill from three (3) years to ten (10) years. Goodwill (the purchase price paid for Spacetec and CRU in excess of the fair value of net tangible assets) is being amortized over ten (10) years for Spacetec and twenty (20) years for CRU.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Amortization                     $299       $1,112          (73%)           $598           $1,929          (69%)
As a % of net sales              1.2%        5.1%                           1.2%            5.2%

Interest expense increased both in dollar amount and as a percentage of net sales for the three and six months ended September 30, 2000 compared to the three and six months ended September 30, 1999. The increase was primarily the result of the Company's refinancing and increasing its debt in conjunction with the purchase of CRU in August 1999.

                                         Three Months Ended                             Six Months Ended
                                            September 30,                                September 30,
                                  ---------------------------------          -------------------------------------
                                      (in thousands, except %)                      (in thousands, except %)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Interest expense, net            $1,270      $1,001         27%             $2,442         $1,763          38%
As a % of net sales              5.3%        4.6%                           5.1%           4.7%

The provision for income taxes was $527 for the three months ended September 30, 2000, as compared to $206 for the same period in fiscal 2000. The provision for income taxes was $776 for the six months ended September 30, 2000, as compared to $255 for the same period in fiscal 2000. The primary reason for the increase was the increase in pre-tax income.

Liquidity and Capital Resources

As of September 30, 2000, the Company had $1,890 in cash and cash equivalents and working capital of $9,339. The working capital balance decrease from March 31, 2000, was primarily due to the increase in borrowing on the line of credit and increases in accounts payable and other accrued expenses, which was partially offset by an increase in inventory.

Net cash provided by operating activities was $1,129 for the six months ended September 30, 2000, compared to cash provided by operating activities of $239 for the same period in fiscal 2000. The increase in net cash provided by operating activities was primarily due to the increase in net income over the prior year net loss and the increase in accounts payable, incomes taxes payable and other accrued expenses, which was partially offset by an increase in inventory.

Net cash used in investing activities was $1,190 for the six months ended September 30, 2000, compared to net cash used in investing activities of $12,255 in fiscal 2000. The decrease was primarily due to the purchase of CRU in the period during fiscal 2000.

Financing activities provided net cash of $578 for the six months ended September 30, 2000, principally due to the increase in short-term borrowing, which was partially offset by the repayment of long-term debt.

At September 30, 2000, the long-term loans were accruing interest at the LIBOR rate plus 3.00 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.50%, and the promissory notes at 10% and 6%, respectively. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At September 30, 2000, the amount of debt subject to the fixed rate was $12,100, for which the rate was 9.66%.

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
                                                           0-27302)  on  September  2, 1999 (the  "1999 Form
                                                           8-K")



Number    Description of Exhibit                           Method of Filing
------    ----------------------                           ----------------

10.10     Promissory  Note,  dated as of August 20, 1999,  Incorporated  by  reference to Exhibit 2.2 to the issued  by the  Company  and  payable  to  Carl  1999 Form 8-K
          Gromada,  as  collection  agent for each of the
          stockholders of Connector Resources  Unlimited,
          Inc.
10.11     Form of  Credit  Agreement,  dated as of August  Incorporated  by  reference  to Exhibit  10.11 to
          20,   1999,   among  the  Company  and  certain  the Form  10-Q  for the  quarterly  period  ended
          subsidiaries,   various   guarantors,   various  September 30, 1999
          lending  institutions  and The Chase  Manhattan
          Bank, as agent
10.12     Recapitalization  Agreement  and Plan of Merger  Incorporated  by  reference  to Exhibit  10.12 to
          between  Speaker   Acquisition  Corp.  and  LEI  the 1999 Form 10-K
          Holdings, Inc., dated as of August 26, 1997
10.13     Lease Agreement,  dated April 24, 1997, between  Incorporated  by  reference  to Exhibit  10.13 to
          Pacific  Realty  Associates,  L.P.,  and Labtec  the 1999 Form 10-K
          Enterprises, Inc.
10.14     Lease   Agreement,   dated  February  4,  1998,  Incorporated  by  reference  to Exhibit  10.14 to
          between  Columbia  Tech  Center,   L.L.C.,  and  the 1999 Form 10-K
          Labtec Inc.
10.15     Labtec Enterprises,  Inc. $6,000,000  Principal  Incorporated  by  reference  to Exhibit  10.16 to
          Amount of Senior  Subordinated Notes and 50,000  the 1999 Form 10-K
          Shares  of  Common  Stock  Purchase  Agreement,
          dated October 7, 1997
10.16     Amendment  to Purchase  Agreement,  dated as of  Incorporated  by  reference  to Exhibit  10.17 to
          October  25,  1999 and  effective  as of August  the Form  10-Q  for the  quarterly  period  ended
          20, 1999,  between Labtec  Corporation  and The  September 30, 1999
          KB Mezzanine Fund II, L.P.
10.17     Recognition,   Non-Disturbance   and   Attorney  Incorporated  by reference to Exhibit 10.5 to the
          Agreement,  dated  December 26,  1995,  between  1996 Form 10-K the Company  and  Historic  Boott Mill  Limited
          Partnership
10.18     Royalty Agreement,  dated May 29, 1991, between  Incorporated  by reference to Exhibit 10.6 to the
          the Company and John A. Hilton                   Registration Statement
10.19     Resale  Agreement,  dated  as of May  1,  1991,  Incorporated  by reference to Exhibit 10.8 to the
          between  the  Company   and   Electronic   Data  Registration  Statement.   See  also  footnote  1
          Systems    Corporation    (as   successors   to  below.
          McDonnell Douglas  Corporation),  as amended by
          Amendment  No. 1 dated  December 23, 1993,  and
          Amendment No. 2 dated October 6, 1994
10.20     Distribution  and  Marketing  Agreement,  dated  Incorporated  by reference to Exhibit 10.9 to the
          April  28,   1994,   between  the  Company  and  Registration  Statement.   See  also  footnote  1
          Sumisho Electronic Devices Corporation           below.
10.21     Form   of   Confidentiality    and   Inventions  Incorporated  by  reference  to Exhibit  10.11 to
          Agreement between the Company and its employees  the Registration Statement.
10.22     Form of  Non-Disclosure  Agreement  between the  Incorporated  by  reference  to Exhibit  10.12 to
          Company and its consultants                      the Registration Statement.
10.23     Severance  Agreement,  dated  March  18,  1998,  Incorporated  by  reference  to Exhibit  10.15 to
          between the Company and Dennis T. Gain           the Company's  Annual Report on Form 10-K for the
                                                           fiscal year ended March 31, 1998
10.24     Employment  Agreement,   dated  June  1,  1998,  Incorporated  by  reference  to Exhibit  10.24 to
          between the Company and Gregory Jones            the 1999 Form 10-K
27.1      Financial Data Schedule                          Filed herewith

--------
(1) Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, and Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

       (b)   Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 2000.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LABTEC INC.


Dated:    November ___, 2000            By: /s/  Robert G. Wick
                                        ----------------------
                                        Robert G. Wick
                                        President and
                                        Chief Executive Officer