Form 10-Q
period 2000-12-31
LABTEC INC /MA
filed 2001-02-14
CIK 1002175

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000.



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

          1499 S.E. Tech Center Place, Suite 350, Vancouver, WA 98683
       --------------------------------------------------------------
       (Address of principal executive offices)              Zip Code

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

                       Yes      |X|               No       |_|

There were 4,104,982 shares of Common Stock outstanding at December 31, 2000.

                                   LABTEC INC.
                                      INDEX

PART I - FINANCIAL INFORMATION
-----------------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 2000
                  (unaudited) and March 31, 2000 ........................... 3

            Consolidated Statements of Operations (unaudited) for the
                  nine month period ended December 31, 2000 ................ 4

            Consolidated Statements of Cash Flows (unaudited) for the
                  nine month period ended December 31, 2000 ................ 5

            Notes to Financial Statements .................................. 6

Item 2.     Management's Discussion and Analysis
                of Financial Statements (unaudited) ........................ 9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...... 13

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ............................... 14

            Signatures ..................................................... 16

                                  Labtec, Inc.
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                              Assets                                    December 31, 2000         March 31, 2000
                              ------                                    -----------------         --------------
                                                                           (Unaudited)
Current Assets:
   Cash...........................................................                   $  1,456              $  1,373
   Accounts receivable, net.......................................                     26,305                22,120
   Interest and other receivables.................................                         23                    16
   Inventories....................................................                     24,398                13,955
   Prepaid expenses...............................................                         93                   171
   Current deferred income taxes..................................                      2,572                 1,854
                                                                                     --------              --------
      Total current assets........................................                     54,847                39,489

Property and equipment, net.......................................                      2,498                 2,332
Noncurrent deferred income taxes..................................                      1,953                 1,953
Debt issuance costs...............................................                      1,957                 2,277
Other noncurrent assets...........................................                        228                   180
Goodwill, net.....................................................                     16,140                17,038
                                                                                       ------                ------
                                                                                    $  77,623             $  63,269
                                                                                     ========              ========
          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
   Line of credit.................................................                    $16,647              $ 10,761
   Current portion of long-term debt..............................                      2,736                 2,900
   Accounts payable...............................................                     17,114                 9,411
   Income taxes payable...........................................                      1,456                   185
   Accrued payroll and benefits...................................                        676                 1,359
   Accrued interest...............................................                        360                   256
   Other accrued expenses.........................................                      1,432                 1,539
                                                                                        -----                 -----
      Total current liabilities...................................                     40,421                26,411

Long-term debt...................................................                      25,400                28,747
                                                                                       ------                ------
                                                                                       65,821                55,158
                                                                                       ------                ------

Commitments and contingencies....................................                         ---                   ---

Shareholders' Equity (Deficit):
Preferred stock, par value $.01, 1,000 share authorized and no
shares outstanding at December 31, or March 31, 2000                                      ---                   ---
Common stock, par value $.01, 25,000 shares authorized, 4,015 and 4,013 shares issued and outstanding at December 31, and
March 31, 2000, respectively......................................                         40                    40
Additional paid-in capital........................................                     23,835                23,806
Accumulated deficit...............................................                   (12,035)              (15,688)
Accumulated other comprehensive income (loss):
      Cumulative foreign currency translation adjustment..........                       (38)                  (47)
                                                                                         ----                  ----
                                                                                       11,802                 8,111
                                                                                       ------                 -----
                                                                                      $77,623              $ 63,269
                                                                                      =======              ========


    The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended                    Nine Months Ended
                                            December 31,       December 31,        December 31,     December 31,
                                            ------------       ------------        ------------     ------------
                                                2000               1999                2000             1999
                                                ----               ----                ----             ----
Net sales                                       $ 29,800            $27,379             $78,067          $64,566

Cost of sales                                     17,579             16,526              46,287           38,802
                                            ------------       ------------        ------------       ----------
Gross profit                                      12,221             10,853              31,780           25,764
                                            ------------       ------------        ------------       ----------
Operating expenses:
  Selling and marketing                            5,286              4,756              15,244           12,029
  General and administrative                       1,466              1,620               4,023            3,955
  Research and development                           535                633               1,659            1,706
  Depreciation                                       416                427               1,196            1,186
  Amortization of goodwill                           299                682                 898            2,611
                                            ------------       ------------        ------------       ----------
                                                   8,002              8,118              23,020           21,487
                                            ------------       ------------        ------------       ----------

Income from operations                             4,219              2,735               8,760            4,277

  Interest expense, net                            1,232              1,179               3,673            2,942
  Other nonoperating expense                        (22)                  3                 107               62
                                            ------------       ------------        ------------       ----------
Total other expense                                1,210              1,182               3,780            3,004
                                            ------------       ------------        ------------       ----------

Income before income taxes                         3,009              1,553               4,980            1,273

Provision for income taxes                           551                371               1,327              626
                                            ------------       ------------        ------------       ----------
Net income before extraordinary items              2,458              1,182               3,653              647

Extraordinary loss                                                                                        (1,016)
                                            ------------       ------------        ------------       ----------
Net income (loss)                                 $2,458             $1,182              $3,653            $(369)
                                            ============       ============        ============       ==========

Weighted average shares outstanding
     Basic                                         4,015              3,751               4,013            3,575
     Diluted                                       4,024              3,790               4,024            3,575

Net income per share before extraordinary
loss
     Basic                                         $0.61              $0.32               $0.91            $0.18
                                            ============       ============        ============       ==========
     Diluted                                       $0.61              $0.31               $0.91            $0.18
                                            ============       ============        ============       ==========
Net income (loss) per share
     Basic                                         $0.61              $0.32               $0.91           $(0.10)
                                            ============       ============        ============       ==========
     Diluted                                       $0.61              $0.31               $0.91           $(0.10)
                                            ============       ============        ============       ==========
Comprehensive income (loss):
  Net income (loss)                               $2,458             $1,182              $3,653            $(369)
  Change in cumulative translation                   (8)                (8)                   9              (18)
    adjustment
                                            ------------       ------------        ------------       ----------
Comprehensive income (loss)                       $2,450             $1,174              $3,662            $(387)
                                            ============       ============        ============       ==========

    The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
                      Consolidated Statement of Cash Flows
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        Nine Months Ended December 31,
                                                                      -----------------------------------
                                                                           2000              1999
                                                                           ----              ----
        Cash flow from operating activities
          Net income (loss)                                                    $3,653              $(369)
          Adjustments to reconcile net income (loss) to net cash
            provided by operating activities
              Depreciation                                                      1,196              1,186
              Amortization of goodwill                                            898              2,611
              Amortization of debt issuance costs                                 329                330
              Change in deferred income taxes                                   (718)                 13
              Compensation expense on stock options                                11                ---
              Write-off of debt issuance costs                                    ---              1,693
          Changes in current assets and liabilities:
              Accounts receivable                                              (4,185)            (3,182)
              Inventories                                                     (10,443)             1,363
              Interest and other receivables                                       (7)               144
              Income taxes receivables                                            ---                163
              Prepaid expenses                                                     78                (25)
              Accounts payable                                                  7,703              1,008
              Income taxes payable                                              1,271               (449)
              Accrued interest                                                    104                (12)
              Accrued payroll and other expenses                                 (789)            (1,334)


                                                                      ---------------     ---------------
        Net cash provided by (used in) operating activities                      (899)             3,140
                                                                      ---------------     ---------------


        Cash flow from investing activities
          Capital expenditures                                                 (1,341)              (992)
          Other assets                                                            (69)               (57)
          Costs associated with CRU purchase                                                     (13,901)
                                                                      ---------------     ---------------
        Net cash used in investing activities                                  (1,410)           (14,950)
                                                                      ---------------     ---------------


        Cash flow from financing activities
          Net increase (decrease) in short-term credit facility                 5,886              5,202
          Proceeds from issuance of long-term debt                                                28,500
          Repayment of long-term debt                                          (3,512)           (20,276)
          Debt issuance costs                                                      (8)            (2,419)
          Proceeds from exercise of stock options                                  18                 28
          Proceeds from issuance of common stock                                                   1,000
          Collection on stock subscription                                                             9
          Repurchase and cancellation of common stock                                               (154)
                                                                      ---------------     ---------------
        Net cash provided by financing activities                               2,384             11,890
                                                                      ---------------     ---------------
        Effect of foreign currency on cash                                          8                (18)
                                                                      ---------------     ---------------
        Net increase (decrease) in cash                                            83                 62

        Cash at beginning of period                                             1,373                768
                                                                      ---------------     ---------------

        Cash at end of period                                                  $1,456               $830
                                                                      ===============     ===============

    The accompanying notes are an integral part of these financial statements

                                  Labtec, Inc.
                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (Unaudited)

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

2.     Accounts Receivable

Accounts receivable are net of allowances for doubtful accounts and for sales returns of $1,322 and $1,290 at December 31 and March 31, 2000, respectively. At December 31 and March 31, 2000, 14.4% and 11%, respectively, of receivables were from one customer.

3.     Inventories

Inventories are manufactured by foreign factories subcontracted by the Company. Of total inventories, $414 and $450 was in transit at December 31, and March 31, 2000, respectively.

4.     Property and Equipment

Property and equipment consists of the following:

                                  December 31, 2000         March 31, 2000
                                  -----------------         --------------
Leasehold improvements                   $    127                 $    256
Tooling and molds                           1,931                    2,588
Furniture and equipment                     2,827                    2,473
Retail displays                             1,588                    2,145
                                            -----                    -----
                                            6,473                    7,462
Less: accumulated depreciation             (3,975)                  (5,130)
                                           -------                  -------
                                         $  2,498               $    2,332
                                         ========               ==========

                                  Labtec, Inc.
             Notes to Consolidated Financial Statements - Continued
                    (In thousands, except per share amounts)


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

6.       Earnings Per Share

Net income (loss) per share on a diluted basis is based on the weighted average number of shares of common stock and all potentially dilutive securities outstanding during the periods, computed using the treasury stock method for stock options. Given the Company's net loss for the nine months ended December 31, 1999, the dilutive effect of stock options has been excluded from the computation of the weighted average shares outstanding. For the three and nine months ended December 31, 2000, the dilutive impact of stock options are included in the computation of net income per share in accordance with FAS 128. On December 1, 1999 the Company had a one-for-two reverse stock split. The weighted average shares outstanding in 1999 have been adjusted to reflect the reverse split.

Weighted average shares outstanding consist of the following:

                                                      For the Three Months Ended      For the Nine Months Ended
                                                            December 31,                    December 31,
                                                      --------------------------      -------------------------
                                                        2000             1999           2000            1999
                                                        ----             ----           ----            ----
Weighted average shares outstanding (basic)            4,015            3,751          4,013           3,575
Effect of dilutive stock options                           9               39             11              --
                                                           -               --             --              --
Weighted average shares outstanding (diluted)          4,024            3,790          4,024           3,575
                                                       =====            =====          =====           =====

7.     Purchase of Connector Resources Unlimited, Inc.

On August 20, 1999, Labtec, Inc. ("Labtec") completed the acquisition of all of the outstanding shares of Connector Resources Unlimited, Inc. ("CRU") for approximately $13,146 in cash and $1,500 in debt. CRU designs, develops and markets computer peripheral products principally in North America. The acquisition was accounted for as a purchase and therefore the operations of CRU have been included with those of the Company since August 20, 1999.

                                  Labtec, Inc.
             Notes to Consolidated Financial Statements - Continued
                    (In thousands, except per share amounts)


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

The following unaudited pro forma information presents the results of the Company's operations assuming the CRU acquisition occurred at the beginning of the respective three and nine month periods, after giving effect to adjustments for amortization of goodwill, estimated increase in interest expense and the estimated impact on the income tax provision.

                                   Three Months Ended       Nine Months Ended
                                      December 31,            December 31,
                                      ------------            ------------
                                   2000          1999      2000          1999
                                   ----          ----      ----          ----
                                      (unaudited)              (unaudited)
Net sales                          $29,800    $27,379      $78,067    $70,475
Net income (loss)                    2,458      1,182        3,653        575
Net income (loss) per share
before extraordinary loss:
Basic                              $  0.61    $  0.32      $  0.91    $  0.15
Diluted                               0.61       0.31         0.91       0.15

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

8.     Borrowings

In conjunction with the purchase of CRU in August 1999, the Company repaid its $7,500 revolving line of credit and $19,250 long-term loan with funds obtained from a $27,000 long-term loan and a $16,000 revolving line of credit with other lenders. Also, a $1,500 seven and one-half year promissory note was issued to the prior shareholders of CRU. Fees related to the extinguished credit line are included in the extraordinary loss on extinguishment of debt. At December 31, 2000, the long-term loans and a portion of the revolving line of credit were accruing interest at LIBOR plus 3.00-3.50% and the remaining portion of the revolving line of credit was accruing interest at the prime rate plus 1.50%. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At December 31, 2000, the amount of debt subject to the fixed rate was $11,725 for which the rate was 9.44%. The bank line of credit is secured by substantially all of the Company's assets. Loan fees paid to the banks and transaction fees relating to the term loan, revolving line of credit and promissory note were $2,419 and have been recorded in debt issuance costs. The current line of credit expires in September 2005 and the long-term debt expires June 30, 2005.

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

Three and Nine Months Ended December 31, 2000 and December 31, 1999 (dollars in thousands)

Net sales were $29,800 for the three months ended December 31, 2000 compared to $27,379 for the three months ended December 31, 1999 and $78,067 for the nine months ended December 31, 2000 compared to $64,566 for the nine months ended December 31, 1999. The increase in net sales over the periods was due primarily to the increase in sales for the Company's personal audio and the PC Voice Access(TM) line of products. Also, the Company's North American retail business increased substantially. The Company's largest customer represented 10.5% of sales for the nine months ended December 31, 2000, as compared to 9.4% of sales for nine months ended December 31, 1999.


                    Three Months Ended               Nine Months Ended
                       December 31,                     December 31,
             -----------------------------     ------------------------------
                (dollars in thousands)             (dollars in thousands)
             2000        1999     % Change      2000       1999      % Change
             ----        ----     --------      ----       ----      --------
Net Sales   $29,800    $27,379       9%        $78,067    $64,566      21%


Cost of sales increased for the three and nine months ended December 31, 2000 compared to the three and nine months ended December 31, 1999 primarily as a result of higher net sales. Cost of sales as a percentage of net sales decreased for the three and nine months ended December 31, 2000 compared to the three and nine months ended December 31, 1999 primarily as a result of the change in product mix from a larger portion of higher cost products (speakers) to a larger portion of lower cost products (voice access and personal audio).

                                          Three Months Ended                           Nine Months Ended
                                             December 31,                                 December 31,
                               -----------------------------------------   -------------------------------------------
                                        (dollars in thousands)                       (dollars in thousands)
                                   2000          1999       % Change           2000           1999         % Change
                                   ----          ----       --------           ----           ----         --------
Cost of sales                     $17,579      $16,526         6%             $46,287        $38,802         19%
As a % of net sales                59.0%        60.4%                          59.3%          60.1%


Selling and marketing expenses increased by $530 to $5,286 for the three months ended December 31, 2000 from $4,756 for the three months ended December 31, 1999. For the nine months ended December 31, 2000 selling and marketing expenses increased by $3,215. As a percentage of net sales, selling and marketing expenses increased slightly to 19.5% for the nine months ended December 31, 2000 from 18.6% for the nine months ended December 31, 1999. The dollar increase is primarily a result of additional sales personnel, higher travel costs to support the increased sales volume, increased variable costs (such as freight, commissions and coop advertising) related to the increased sales volume, and increased marketing efforts in the North American retail portion of the business to maintain market share in this very competitive market.

                                         Three Months Ended                            Nine Months Ended
                                            December 31,                                  December 31,
                               ----------------------------------------    -------------------------------------------
                                       (dollars in thousands)                        (dollars in thousands)
                                   2000         1999       % Change            2000           1999        % Change
                                   ----         ----       --------            ----           ----        --------
Selling and marketing             $5,286       $4,756        11.1%            $15,244       $12,029         26.7%
As a % of net sales               17.7%        17.4%                           19.5%         18.6%


General and administrative expenses, which include the Company's corporate finance, legal, human resources, and administrative functions, decreased by $154, or 9.5%, for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. For the nine months ended December 31, 2000 general and administrative expenses increased by $68 from the nine months ended December 31, 1999. As a percentage of net sales, general and administrative expenses decreased to 5.2% for the nine months ended December 31, 2000 from 6.1% for the prior period. The dollar decrease for the three months ended December 31, 2000, is due primarily to savings in labor costs related to the downsizing of administrative personnel after the CRU acquisition. As a percentage of net sales, general and administrative expenses decreased primarily due to increased net sales.

                                             Three Months Ended                          Nine Months Ended
                                                December 31,                                December 31,
                                   ---------------------------------------   -------------------------------------------
                                           (dollars in thousands)                      (dollars in thousands)
                                      2000        1999        % Change           2000           1999         % Change
                                      ----        ----        --------           ----           ----         --------
General and administrative           $1,466      $1,620        (9.5%)           $4,023         $3,955          1.7%
As a % of net sales                   4.9%        5.9%                           5.2%           6.1%


Research and development expenses decreased by $47 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, primarily due to the decreased investment related to new product introductions, which was partially offset by an increase in hiring of employees working in research and development. As a percentage of net sales, research and development decreased primarily due to increased net sales.

                                             Three Months Ended                          Nine Months Ended
                                                December 31,                                December 31,
                                   ---------------------------------------   -------------------------------------------
                                           (dollars in thousands)                      (dollars in thousands)
                                      2000        1999        % Change           2000           1999         % Change
                                      ----        ----        --------           ----           ----         --------
Research and development              $535        $633         (15.5)%          $1,659         $1,706         (2.8)%
As a % of net sales                   1.8%        2.3%                           2.1%           2.6%


Depreciation dollar amounts increased slightly for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999 as the result of increased capital expenditures for computer equipment and software and tooling/molds for new products being developed. Depreciation decreased as a percentage of net sales primarily due to the increase in net sales.

                                         Three Months Ended                           Nine Months Ended
                                            December 31,                                 December 31,
                                --------------------------------------    -------------------------------------------
                                       (dollars in thousands)                       (dollars in thousands)
                                   2000        1999       % Change            2000           1999        % Change
                                   ----        ----       --------            ----           ----        --------
  Depreciation                     $416        $427        (2.6)%            $1,196         $1,186         0.8%
  As a % of net sales              1.4%        1.6%                           1.5%           1.8%

Amortization decreased in dollar amount in the three and nine months ended December 31, 2000 compared to the three and nine months ended December 31, 1999. As a percentage of net sales, amortization decreased for the three and nine months ended December 31, 1999 compared to the same periods ended December 31, 1999. This decrease was primarily the result of changing the Spacetec amortization of goodwill from three (3) years to ten (10) years. Goodwill (the purchase price paid for Spacetec and CRU in excess of the fair value of net tangible assets) is being amortized over ten (10) years for Spacetec and twenty
(20) years for CRU.

                                         Three Months Ended                           Nine Months Ended
                                            December 31,                                 December 31,
                                --------------------------------------    -------------------------------------------
                                       (dollars in thousands)                       (dollars in thousands)
                                   2000        1999       % Change            2000           1999        % Change
                                   ----        ----       --------            ----           ----        --------
  Amortization                     $299        $682        (56.2)%            $898          $2,611        (65.6)%
  As a % of net sales              1.0%        2.5%                           1.2%           4.0%

Interest expense increased in dollar amount for the three and nine months ended December 31, 2000 compared to the three and nine months ended December 31, 1999. The increase was primarily the result of the Company's refinancing and increasing its debt in conjunction with the purchase of CRU in August 1999.

                                         Three Months Ended                           Nine Months Ended
                                            December 31,                                 December 31,
                                --------------------------------------    -------------------------------------------
                                       (dollars in thousands)                       (dollars in thousands)
                                   2000        1999       % Change            2000           1999        % Change
                                   ----        ----       --------            ----           ----        --------
  Interest expense, net           $1,232      $1,179        4.5%             $3,673         $2,942         24.8%
  As a % of net sales              4.1%        4.3%                           4.7%           4.6%


The provision for income taxes was $551 for the three months ended December 31, 2000, as compared to $371 for the same period in fiscal 2000. The provision for income taxes was $1,327 for the nine months ended December 31, 2000, as compared to $626 for the same period in fiscal 2000. The primary reason for the increase was the increase in pre-tax income. During the three months ended December 31, 2000, the Company reduced its deferred tax valuation allowance by the amount of $739 due to an increase in the limitation on the amount of net operating losses that the Company may utilize in any one year.


Liquidity and Capital Resources

As of December 31, 2000, the Company had $1,456 in cash and cash equivalents and working capital of $14,426. The working capital balance increase from March 31, 2000, was primarily due to the increase in accounts receivable and inventories, which was partially offset, by the increase in borrowing on the line of credit and accounts payable.

Net cash used for operating activities was $899 for the nine months ended December 31, 2000, compared to cash provided by operating activities of $3,140 for the same period in fiscal 2000. The increase in net cash used for by operating activities was primarily due to the increase in accounts receivable and inventories, which was offset by the increase in net income over the prior year net loss and the increase in accounts payable.

Net cash used in investing activities was $1,410 for the nine months ended December 31, 2000, compared to net cash used in investing activities of $14,950 in fiscal 2000. The decrease was primarily due to the purchase of CRU in the period during fiscal 2000.

Financing activities provided net cash of $2,384 for the nine months ended December 31, 2000, principally due to the increase in short-term borrowing, which was partially offset by the repayment of long-term debt.

At December 31, 2000, the long-term loans were accruing interest at the LIBOR rate plus 3.00 - 3.50%, the subordinated note at 12%, the line of credit at the prime rate plus 1.50%, and the promissory notes at 10% and 6%, respectively. In December 1999, the Company entered into an interest rate swap agreement with its primary lender in order to fix the interest rate on a portion of its long-term debt. At December 31, 2000, the amount of debt subject to the fixed rate was $11,725, for which the rate was 9.44%.

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

       (b)   Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended December 31, 2000.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LABTEC INC.


Dated:    February ___, 2001            By: /s/  Robert G. Wick
                                        ----------------------
                                              Robert G. Wick
                                              President and
                                              Chief Executive Officer